Form 10-Q
period 1996-03-31
VANTIVE CORP
filed 1996-05-15
CIK 947549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from        to
                                            -------  -------

                         Commission File Number: 0-26592

                             THE VANTIVE CORPORATION
             (Exact name of registrant as specified in its charter)

            DELAWARE                                              77-0266662
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                              2455 AUGUSTINE DRIVE
                          SANTA CLARA, CALIFORNIA 95054
                                 (408) 982-5700

          (Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                 YES  X   NO
                                     ---    ---


The number of shares of the Registrant's $0.001 par value Common Stock outstanding on May 8, 1996, was 11,977,886.



                        This report consists of 16 pages.

                             THE VANTIVE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                               PAGE NO.
                                                                               --------
PART I:  FINANCIAL INFORMATION

         Item 1:   Financial Statements (Unaudited)

                   Condensed Consolidated Balance Sheets as of                    3
                   March 31, 1996 and December 31, 1995

                   Condensed Consolidated Statements of Operations                4
                   for the Quarters Ended March 31, 1996 and March 31,
                   1995

                   Condensed Consolidated Statements of Cash Flows for            5
                   the Quarters Ended March 31, 1996 and March 31,
                   1995

                   Notes to Condensed Consolidated Financial Statements           6

         Item 2:   Management's Discussion and Analysis of Financial              8
                   Condition and Results of Operations

PART II:  OTHER INFORMATION

         Item 1:   Legal Proceedings                                             14

         Item 2:   Changes in Securities                                         14

         Item 3:   Defaults upon Senior Securities                               14

         Item 4:   Submissions of Matters to a Vote of Security Holders          14

         Item 5:   Other Information                                             14

         Item 6:   Exhibits and Reports on Form 8-K                              15

         Signatures                                                              16

PART I:  FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS

                             THE VANTIVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In Thousands, Except Per Share Amounts)

                                                                               March 31,    December 31,
                                                                                 1996           1995
                                                                               ---------    ------------
                                                                               (unaudited)
                                     ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ............................................      $16,984        $17,614
    Short-term investments ...............................................        9,772          8,815
    Accounts receivable, net .............................................        5,538          4,049
    Prepaid expenses and other current assets ............................        1,293          1,265
                                                                                -------        -------
      Total current assets ...............................................       33,587         31,743

    Property and equipment, net ..........................................        3,333          2,628
    Other assets .........................................................          225            216
                                                                                -------        -------
TOTAL ASSETS .............................................................      $37,145        $34,587
                                                                                =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities..............................      $ 4,978        $ 4,328
    Deferred revenues ....................................................        3,588          2,952
                                                                                -------        -------
      Total current liabilities ..........................................        8,566          7,280

    Long-term liabilities ................................................          578            650

STOCKHOLDERS' EQUITY
    Preferred Stock:  $.001 par value, 2,000,000 shares authorized; no
    shares issued and outstanding at March 31, 1996 ......................           --             --
    Common Stock:  $.001 par value, 50,000,000 shares authorized;
    11,947,619 shares at December 31, 1995 and 11,971,968 shares at
    March 31, 1996 issued and outstanding ................................           12             12
    Additional paid-in-capital ...........................................       31,538         31,538
    Accumulated deficit ..................................................       (3,549)        (4,893)
                                                                                -------        -------
      Total stockholders' equity .........................................       28,001         26,657
                                                                                -------        -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................      $37,145        $34,587
                                                                                =======        =======

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                            Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             1996         1995
                                                          -----------  -----------
                                                          (unaudited)  (unaudited)
REVENUES:
    License fees .....................................      $ 7,088      $ 3,053
    Services .........................................        3,725        1,134
                                                            -------      -------
      Total revenues .................................       10,813        4,187

COST OF REVENUES:
    Cost of licenses .................................           56           35
    Cost of services .................................        2,322        1,053
                                                            -------      -------
      Total cost of revenues .........................        2,378        1,088
                                                            -------      -------
GROSS MARGIN .........................................        8,435        3,099
OPERATING EXPENSES:
    Sales and marketing ..............................        4,826        1,876
    Research and development .........................        1,102          707
    General and administrative .......................        1,079          414
                                                            -------      -------
      Total operating expenses .......................        7,007        2,997
                                                            -------      -------
OPERATING INCOME .....................................        1,428          102
OTHER INCOME .........................................          272            9
                                                            -------      -------
INCOME BEFORE PROVISION FOR INCOME TAXES .............        1,700          111
PROVISION FOR INCOME TAXES ...........................          340           11
                                                            -------      -------

NET INCOME ...........................................      $ 1,360      $   100
                                                            =======      =======
NET INCOME PER SHARE .................................      $  0.11      $  0.01
                                                            =======      =======
SHARES USED IN PER SHARE COMPUTATION .................       12,733       10,574

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                   --------------------------
                                                                                      1996            1995
                                                                                   -----------    -----------
                                                                                   (unaudited)    (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...............................................................       $ 1,360        $   100
    Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization ..........................................           249            119
      Provision for doubtful account .........................................           200            100
      Increase in deferred rent ..............................................            33             --
      Changes in net assets and liabilities -
         Increase in accounts receivable .....................................        (1,689)        (1,207)
         Decrease (increase) in prepaid expenses and other current assets ....            64            (35)
         Increase in other assets ............................................          (101)           (85)
         Increase (decrease) in accounts payable .............................           101           (325)
         Increase in accrued liabilities .....................................           580            273
         Increase in deferred revenues .......................................           636            265
                                                                                     -------        -------
         Net cash provided by (used in) operating activities .................         1,433           (795)
                                                                                     -------        -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of short-term investments .......................................           (85)            --
    Purchase of property and equipment .......................................          (868)          (150)
                                                                                     -------        -------
         Net cash used in investing activities ...............................          (953)          (150)
                                                                                     -------        -------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock ...................................             8             34
    Repurchase of common stock ...............................................            (9)            --
    Payment on capital leases obligations ....................................          (137)           (72)
                                                                                     -------        -------
         Net cash used in financing activities ...............................          (138)           (38)
                                                                                     -------        -------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENT ...........................................................           342           (983)
EFFECT OF EXCHANGE RATE CHANGES ON CASH ......................................           (15)             6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...............................        26,429          3,154
                                                                                     =======        =======
CASH AND CASH EQUIVALENTS, END OF PERIOD .....................................       $26,756        $ 2,177
                                                                                     =======        =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY
    Cash paid for interest ...................................................       $    42        $    22
                                                                                     =======        =======

                             THE VANTIVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

         The unaudited information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated.

         REVENUES

         The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of post-contract support, consulting and training services performed for customers who license its products.

         Revenues from perpetual software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, if collection is probable and if payment is due within one year. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are recognized as reported by the reseller in relicensing the Company's products to end-users.

         Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract support services to customers. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment term for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

         NET INCOME PER SHARE

         Except as noted below, net income per share is computed using the weighted average number of outstanding shares of common and common equivalents from outstanding stock options (when dilutive using the treasury stock method). Common equivalent shares were excluded from the computation if their effect was antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations include all common and common stock equivalent shares issued within 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method assuming the public offering price). Mandatorily redeemable convertible preferred stock and warrants outstanding during the period were included (using the if converted method) in the computation as common equivalent shares even though the effect is antidilutive. Primary and fully diluted earnings per common share were substantially the same in all periods presented.

         SOFTWARE DEVELOPMENT COST

         The Company capitalizes eligible computer software development cost upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company charged all software development costs to research and development expense.

         INVESTMENTS

         Investments have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. The Company classifies its investments as held to maturity investments as defined under the provisions of SFAS 115 and measures such investments at amortized cost in its balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             THE VANTIVE CORPORATION

         The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company introduced its first product, Vantive Support, in July 1992, and introduced Vantive Quality and the Oracle version of Vantive Support in the fall of 1993. The Company introduced Vantive HelpDesk in August 1994, Vantive Sales in early 1995, and Vantive FieldService in early 1996. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent or named users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include post-contract support, consulting and training revenue. Of these service revenues, only post-contract support revenues are expected to be recurring. Post-contract support revenues accounted for approximately 12.9% of total revenues in the three months ended March 31, 1996. Because concurrent user fees are not application specific, the breakdown of revenues attributable to specific applications for customers that have purchased more than one application cannot be precisely determined by the Company. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from significant sales to a limited number of customers. However, no customer accounted for 10% or more of total revenues in the three months ended March 31, 1996. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

         The Company's revenues are derived from software license fees and fees for its services. License revenues consist of license fees for the Company's products as well as fees from sublicensing third party software products. The Company generally recognizes license fees upon shipment of software products if there are no significant post-delivery obligations, if collection is probable and if the license agreement requires payment within one year. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, post-contract support revenues and, to a lesser extent, training revenues. Consulting and training revenues generally are recognized as services are performed. Post-contract support revenues are recognized ratably over the term of the support period, which is typically one year. See Note 2 of Notes to Condensed Consolidated Financial Statements.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words, "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

         The following table sets forth the percentages that income statement items are to total revenues for the three months ended March 31, 1996 and 1995.

                                                             Three Months Ended
                                                                  March 31,
                                                          ------------------------
                                                             1996          1995
                                                          -----------   -----------
                                                          (unaudited)   (unaudited)
REVENUES:
    License fees .....................................        65.6%        72.9%
    Services .........................................        34.4         27.1
                                                             -----        -----
      Total revenues .................................       100.0        100.0

COST OF REVENUES:
    Licenses .........................................         0.5          0.8
    Services .........................................        21.5         25.2
                                                             -----        -----
      Total cost of revenues .........................        22.0         26.0
                                                             -----        -----
GROSS MARGIN .........................................        78.0         74.0

OPERATING EXPENSES:
    Sales and marketing ..............................        44.6         44.8
    Research and development .........................        10.2         16.9
    General and administrative .......................        10.0          9.9
                                                             -----        -----
      Total operating expenses .......................        64.8         71.6

OPERATING INCOME .....................................        13.2          2.4
OTHER INCOME .........................................         2.5          0.3
                                                             -----        -----
INCOME BEFORE PROVISION FOR INCOME TAXES .............        15.7          2.7
PROVISION FOR INCOME TAXES ...........................         3.1          0.3
                                                             -----        -----

NET INCOME ...........................................        12.6%         2.4%
                                                             =====        =====



REVENUES

         LICENSE. License revenues increased by 132% from $3.1 million to $7.1 million in the quarters ended March 31, 1995 and 1996, respectively. This increase in license revenues was due to the market's growing acceptance of the Company's products, the introduction of the Company's products using the Oracle relational database management system and the Microsoft NT operating system, and increased sales as a result of the expansion of the Company's direct sales force. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

         SERVICE. Service revenues are primarily comprised of fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 228% from $1.1 million to $3.7 million in the quarters ended March 31, 1995 and 1996, respectively. This increase in service revenues occurred primarily due to the increase in consulting, post-contract support and training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, the Company expects consulting revenues as a percentage of total revenues may decrease.

COST OF REVENUE

         LICENSE. Cost of license revenues includes the cost of product media, product duplication and manuals. Cost of license revenues was approximately $35,000 in the quarter ended March 31, 1995 and approximately $56,000 in the quarter ended March 31, 1996, or 1.1% and 0.8% of the related license revenues, respectively. The increase in the dollar amount is primarily due to the increases in volume shipments of the Company's software applications.

         SERVICE. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support and training services. Cost of service revenues was $1.1 million in the quarter ended March 31, 1995, and $2.3 million in the quarter ended March 31, 1996, or 92.9% and 62.3% of the related service revenues for these periods, respectively. This increase in absolute dollars was due primarily to increases in consulting, support and training personnel during these periods. Cost of service revenues decreased as a percentage of service revenues between the quarter ended March 31, 1995, and the quarter ended March 31, 1996, primarily due to increased service revenues during this period. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased from $1.9 million, or 44.8% of revenues, in the quarter ended March 31, 1995, to $4.8 million, or 44.6% of revenues, in the quarter ended March 31, 1996. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expense as a result of higher sales levels and increased marketing activities, including direct mail, trade shows and promotional expenses.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased from $0.7 million, or 16.9% of revenues, in the quarter ended March 31, 1995, to $1.1 million, or 10.2% of revenues, in the quarter ended March 31, 1996. Research and development expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities

         Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, costs which were eligible for capitalization for these periods were insignificant, and the Company charged all software development costs to research and development expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $0.4 million, or 9.9% of revenues, in the quarter ended March 31, 1995, to $1.1 million, or 10.0% of revenues, in the quarter ended March 31, 1996. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods.

         PROVISION FOR INCOME TAXES. The Company's provision for state, federal and foreign income taxes for the three months ended March 31, 1996, was $340,000, based upon an estimated effective tax rate of approximately 20% resulting primarily from state and federal alternate minimum and foreign taxes. As of December 31, 1995, the Company had net operating loss carryforwards for Federal tax reporting purposes of approximately $2.5 million. The Company had other tax credit carryforwards of approximately $0.5 million. The net operating loss and research and development tax credit carryforwards expire in 2005 through 2009 if not utilized.

BUSINESS RISKS

         This report includes number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         FUTURE OPERATING RESULTS UNCERTAIN. The Company has experienced significant growth in revenues in recent periods. The Company does not believe that the historical growth rates of revenues, or the corresponding declines of operating expenses as a percentage of revenues, will be sustainable or are indicative of future results. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many factors, including demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel. In particular, the ability of the Company to achieve significant revenue growth in the future will depend on its success in adding a substantial number of direct sales personnel in future periods. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         FLUCTUATIONS IN QUARTERLY OPERATING RESULTS. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of its customers, seasonality, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

         A significant portion of the Company's revenues in any quarter are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications companies, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for customer interaction software products is rapidly evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total revenues. As a result of these factors, quarterly revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenues are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues, because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. The foregoing statements regarding the Company's future revenues and net income are forward-looking statements, and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

         Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would likely be materially adversely affected.

         RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT RISKS. The client/server application software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance.

         The Company's product development efforts are expected to require, from time to time, substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance, or that the Company's current or future products will conform to industry requirements. If the Company is unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

         Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

         INTERNATIONAL OPERATIONS. The Company believes that its continued growth and profitability will require expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected. As the Company continues to expand its international operations, significant costs may be incurred ahead of any anticipated international revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         INCREASED USE OF THIRD PARTY DEVELOPMENT TOOLS. The Company currently markets a proprietary application development environment for its customers to tailor its applications. This application development environment is also used by the Company to build and modify its applications products. While the Company believes based on interactions with its customers and potential customers, that it currently derives significant competitive advantage from this proprietary application development environment, it believes that competitive pressures, technological changes demanded by customers, and significant advances in the sophistication of third party application development tools such as Visual Basic for Applications will require the Company to make greater use of third party tools in the future.

         This could require the Company to invest significant resources in rewriting some or all of its applications products utilizing these third party tools and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation. There can be no assurance that the Company would be able to successfully rewrite its applications or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could have a material adverse effect on the Company's business, results of operations and financial condition.

FINANCIAL CONDITION

         Total assets as of March 31, 1996, increased $2.6 million from December 31, 1995. The increase was primarily due to increases in short-term investments, accounts receivable and property and equipment. The combined balance of cash and short-term investments increased by $327,000, primarily due to increased net income. Net accounts receivable increased $1.5 million primarily due to increased sales activity. Net property and equipment increased $705,000 primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

         Total liabilities as of March 31, 1996, increased $1.2 million from December 31, 1995. The increase was primarily due to increases in accounts payable and accrued liabilities and deferred revenues of $650,000 and $636,000, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and associated deferrals of revenues related to post-contract support.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided cash of $1.4 million in the three months ended March 31, 1996. The primary source of these funds was net income and increases in deferred revenue and accrued liabilities, partially offset by increases in accounts receivable. Operating activities used $795,000 in the three months ended March 31, 1995, primarily due to increases in accounts receivable.

         Investing activities used cash of $953,000 in the three months ended March 31, 1996, primarily for the purchase of capital equipment and, to a lesser extent, purchase of short-term, interest-bearing, investment-grade securities. Investing activities used cash of $150,000 in the three months ended March 31, 1995, primarily for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

         Financing activities has been primarily for payments on capital lease obligations in the three months ended March 31, 1996 and 1995.

         At March 31, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $26.8 million and a $3.0 million line of credit agreement which expires in May 1996. Under the terms of the agreement, the Company may borrow up to $3.0 million under a revolving line of credit which includes sublimits of $500,000 for letters of credit. The line of credit is secured by substantially all of the Company's assets. Advances under the line of credit are limited to 80% of eligible accounts receivable. Borrowings accrue interest at the bank's prime rate for line of credit borrowings. The line of credit contains provisions that prohibit the payment of cash dividends, and require quarterly profitability and maintenance of specified levels of tangible net worth and certain financial ratios. At March 31, 1996, no borrowings were outstanding under this line. The Company believes that existing cash and short-term investment balance and potential cash flow from operations will be sufficient to meet its cash requirements for the foreseeable future. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings:

                  Not Applicable.

Item 2:  Changes in Securities:

                  Not Applicable.

Item 3:  Defaults upon Senior Securities:

                  Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

                  Not Applicable.

Item 5:  Other Information:

                  Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         A.       Exhibits

     *   3.1      Form of Agreement and Plan of Merger between The Vantive
                  Corporation, a California corporation, and The Vantive
                  Corporation, a Delaware corporation.
     *   3.2      Bylaws.
     *   10.1     Form of Indemnity Agreement for officers and directors.
     *   10.2     1991 Stock Option Plan, as amended.
     *   10.3     1995 Outside Directors Stock Option Plan.
     *   10.4     1995 Employee Stock Purchase Plan.
     *   10.5     Offer Letter dated May 21, 1993 between the Company and John
                  R. Luongo.
     *   10.6     Offer Letter dated April 6, 1995 between the Company and John
                  M. Jack.
     *+  10.7     Value Added Reseller License Agreement dated October 5, 1993 by and between Inference Corporation and the Company.
     *+           10.8 Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies Corporation doing business as Summit Software Company and the Company.
     *+  10.9     International VAR Agreement dated March 26, 1992 between
                  Oracle Corporation and the Company, as amended.
     *+  10.10    Value Added Remarketer Agreement dated December 20, 1991
                  between Sybase, Inc. and the Company, as amended.
     *   10.11    Security and Loan Agreement dated May 12, 1995 between the
                  Company and Imperial Bank. *+ 10.12 Application Bridge API VAR
                  License Agreement dated January 22, 1993 between the Company and Prospect Software, Inc.
     *+  10.13    Compensation Letter dated May 10, 1995 between the Company and
                  John R. Luongo.
     *+  10.14    Compensation Letter dated May 10, 1995 between the Company and
                  Steven M. Goldsworthy.
     *   10.15    Lease Agreement dated January 13, 1995 between John Arrillaga,
                  Trustee, or his Successor Trustee, UTA dated July 20, 1977
                  (John Arrillaga Separate Property Trust) as amended, and
                  Richard T. Peery, Trustee, or his Successor Trustee, UTA dated
                  July 20, 1977 (Richard T. Peery Separate Property Trust) as
                  amended, and the Company.

* Incorporated by reference from the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+    Confidential Treatment has been granted for portions of this exhibit.

              B.  Reports of Form 8-K

                  No report of Form 8-K was filed by the Company during the three month period ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         THE VANTIVE CORPORATION

Dated:  May 13, 1996                     By: /s/ Kathleen Murphy
                                             -----------------------------------
                                             Kathleen Murphy
                                             Chief Financial Officer
                                             (Principal Financial Officer)


Dated:  May 13, 1996                     By: /s/ Michael M. Loo
                                             -----------------------------------
                                             Michael M. Loo
                                             Vice President, Finance
                                             (Principal Accounting Officer)