Form 10-Q
period 1996-06-30
VANTIVE CORP
filed 1996-08-14
CIK 947549

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                      Washington DC  20549

                           FORM 10-Q

(Mark One)

  (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1996

                               OR

 (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       For the Transition Period from              to
                                      ------------    ------------

                Commission File Number: 0-26592

                    THE VANTIVE CORPORATION
     (Exact name of registrant as specified in its charter)

        Delaware                            77-0266662

    (State or other                      (I.R.S. Employer
    jurisdiction of                    Identification No.)
    incorporation or
     organization)

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


                  YES    X        NO
                      ------          ------

The  number of shares of the Registrant's $0.001 par value Common
Stock outstanding on August 6, 1996, was 12,027,815.







               This report consists of 17 pages.

                    THE VANTIVE CORPORATION

                           FORM 10-Q

                       TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
PART I:    FINANCIAL INFORMATION

  Item 1:  Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets as of                    3
           June 30, 1996 and December 31, 1995

           Condensed Consolidated Statements of Operations                4
           for the Quarters Ended June 30, 1996 and 1995 and the Six
           Months ended June 30, 1996 and 1995

           Condensed Consolidated Statements of Cash Flows                5
           for the Six Months ended June 30, 1996 and 1995

           Notes to Condensed Consolidated Financial Statements           6

  Item 2:  Management's Discussion and Analysis of Financial              8
           Condition and Results of Operations

PART II:   OTHER INFORMATION

  Item 1:  Legal Proceedings                                             15

  Item 2:  Changes in Securities                                         15

  Item 3:  Defaults upon Senior Securities                               15

  Item 4:  Submissions of Matters to a Vote of Security Holders          15

  Item 5:  Other Information                                             15

  Item 6:  Exhibits and Reports on Form 8-K                              16

  Signatures                                                             17

Part I:  Financial Information
Item I:  Financial Statements

                            THE VANTIVE CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
               (In Thousands, Except Share and Per Share Amounts)

                                                   June 30,        December 31,
                                                     1996               1995
                                                  ---------        ------------
                                                 (unaudited)

                                  ASSETS
CURRENT ASSETS:
 Cash and cash equivalents .....................   $ 20,345          $ 17,614
 Short-term investments ........................     10,725             8,815
 Accounts receivable, net  .....................      7,270             4,049
 Prepaid expenses and other current assets .....      1,559             1,265
                                                  ---------        ------------
  Total current assets  ........................     39,899            31,743

 Property and equipment, net ...................      4,065             2,628
 Other assets  .................................        246               216
                                                  ---------        ------------
TOTAL ASSETS  ..................................   $ 44,210          $ 34,587
                                                  ---------        ------------
                                                  ---------        ------------

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities ......   $  6,636          $  4,328
 Deferred revenues .............................      5,303             2,952
                                                  ---------        ------------
  Total current liabilities  ...................     11,939             7,280

 Long-term liabilities  ........................        621               650

STOCKHOLDERS' EQUITY
 Preferred Stock:  $.001 par value, 2,000,000
  shares authorized; no shares issued and
  outstanding at June 30, 1996 .................         --                --
 Common Stock:  $.001 par value, 50,000,000
  shares authorized; 11,947,619 shares at
  December 31, 1995 and 12,004,335 shares at
  June 30, 1996 issued and outstanding .........         12                12
 Additional paid-in-capital  ...................     31,850            31,538
 Accumulated deficit ...........................       (212)           (4,893)
                                                  ---------        ------------
  Total stockholders' equity ...................     31,650            26,657
                                                  ---------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 44,210          $ 34,587
                                                  ---------        ------------
                                                  ---------        ------------

                             THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In Thousands, Except Per Share Amounts)


                                                Three Months Ended         Six Months Ended
                                                     June 30,                  June 30,
                                             ------------------------  ------------------------
                                                 1996         1995         1996         1995
                                             -----------  -----------  -----------  -----------
                                             (unaudited)  (unaudited)  (unaudited)  (unaudited)

REVENUES:
 License fees ................                $  9,914     $  3,634     $  17,002    $  6,687
 Services ....................                   5,287        1,883         9,012       3,017
                                             -----------  -----------  -----------  -----------
  Total revenues .............                  15,201        5,517        26,014       9,704

COST OF REVENUES:
 Licenses ....................                      97           47           153          82
 Services.....................                   2,769        1,477         5,091       2,530
                                             -----------  -----------  -----------  -----------
  Total cost of revenues .....                   2,866        1,524         5,244       2,612
                                             -----------  -----------  -----------  -----------
GROSS MARGIN .................                  12,335        3,993        20,770       7,092
OPERATING EXPENSES:
 Sales and marketing .........                   5,100        2,390         9,926       4,266
 Research and development ....                   1,403          761         2,505       1,468
 General and administrative ..                   1,136          459         2,215         873
                                             -----------  -----------  -----------  -----------
  Total operating expenses ...                   7,639        3,610        14,646       6,607
                                             -----------  -----------  -----------  -----------
OPERATING INCOME .............                   4,696          383         6,124         485
                                             -----------  -----------  -----------  -----------
OTHER INCOME/(EXPENSE) .......                     287           (4)          559           5
                                             -----------  -----------  -----------  -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES .............                   4,983          379         6,683         490
PROVISION FOR INCOME TAXES ...                   1,665           38         2,005          49
                                             -----------  -----------  -----------  -----------

NET INCOME ...................                $  3,318     $    341     $   4,678    $    441
                                             -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------

NET INCOME PER SHARE .........                $   0.26     $   0.03     $    0.37    $   0.04
                                             -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------
SHARES USED IN PER SHARE
COMPUTATION ..................                  12,813       11,064        12,773      10,959
                                             -----------  -----------  -----------  -----------
                                             -----------  -----------  -----------  -----------


                           THE VANTIVE CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           1996          1995
                                                       -----------   -----------
                                                       (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income ......................................      $   4,678      $    441
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ..................            548           253
  Provision for sales allowances .................            285           150
  Changes in net assets and liabilities -
  Increase in accounts receivable ................         (3,506)       (2,001)
  Increase in prepaid expenses and other current
   assets.........................................           (297)         (106)
  Increase in other assets .......................            (20)          (75)
  Increase in accounts payable and accrued
   liabilities....................................          2,320           589
  Increase in deferred revenues ..................          2,351           692
  Increase in deferred rent ......................             57            11
                                                       -----------   -----------
  Net cash provided by (used in) operating
   activities.....................................          6,416           (46)
                                                       -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments ..............         (1,916)           --
 Purchase of property and equipment ..............         (1,985)         (641)
                                                       -----------   -----------
  Net cash used in investing activities ..........         (3,901)         (641)
                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of mandatorily redeemable
  convertible preferred stock ....................             --            50
 Proceeds from issuance of common stock ..........            325           183
 Repurchase of common stock ......................            (15)           --
 Payments on capital lease obligations ...........            (98)         (158)
                                                       -----------   -----------
  Net cash provided by financing activities ......            212            75
                                                       -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .....................................          2,727          (612)
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..........              4             9
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...         17,614         3,154
                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD .........      $  20,345         2,551
                                                       -----------   -----------
                                                       -----------   -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY
 Cash paid for interest ..........................      $      95      $     52
                                                       -----------   -----------
                                                       -----------   -----------
 Cash paid for income taxes ......................      $   1,268      $      -
                                                       -----------   -----------
                                                       -----------   -----------


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

      The unaudited information has been prepared on the same basis as the annual financial statements, and in the opinion of the Company's management, reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of the results for any future periods.

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

     NET INCOME PER SHARE

      Except as noted below, net income per share is computed using the weighted average number of outstanding shares of common and common equivalents from outstanding stock options (when dilutive using the treasury stock method). Common equivalent shares were excluded from the computation if their effect was antidilutive except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, the computations for net income per share in 1995 include all common and common stock equivalent shares issued within 12 months preceding the filing date of the Company's initial public offering as if they were outstanding for all periods presented (using the treasury stock method assuming the public offering price). Mandatorily redeemable convertible preferred stock and warrants outstanding during that period were included (using the if converted method) in the 1995 computations as common equivalent shares even though the effect was antidilutive. Primary and fully diluted earnings per common share were substantially the same in all periods presented.

     SOFTWARE DEVELOPMENT COSTS

       The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company charged all software development costs to research and development expense.

     INVESTMENTS

      Investments have been accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115. The Company classifies its investments as held to maturity investments as defined under the provisions of SFAS 115 and carries such investments at amortized cost in its balance sheet.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    THE VANTIVE CORPORATION

      The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company introduced its first product, VANTIVE SUPPORT, in July 1992, and introduced VANTIVE QUALITY and the Oracle version of VANTIVE SUPPORT in the fall of 1993. The Company introduced VANTIVE HELPDESK in August 1994, VANTIVE SALES in early 1995, and VANTIVE FIELDSERVICE in early 1996. License fees for the Company's software products consist of (i) a per server fee based on the specific VANTIVE ENTERPRISE application(s) licensed and (ii) a fee based on the maximum number of concurrent or named users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include post-contract support, consulting and training revenue. Of these service revenues, only post-contract support revenues are expected to be recurring. Post-contract support revenues accounted for approximately 12% of total revenues, in the six months ended June 30, 1996. Because concurrent user fees are not application specific, the breakdown of revenues attributable to specific applications for customers that have purchased more than one application cannot be precisely determined by the Company. However, the Company believes that most of its revenues have been derived from fees associated with VANTIVE SUPPORT and, to a lesser degree, VANTIVE HELPDESK. In any period, a significant portion of the Company's revenues may be derived from significant sales to a limited number of customers. During the three months ended June 30, 1996, two customers accounted for approximately 16% and 11% of total revenues. During the three months ended June 30, 1995, the first six months of 1995 and the first six months of 1996, no customers accounted for over 10% of total revenues. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

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

           THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "EXPECTS," "FUTURE," "INTENDS," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

RESULTS OF OPERATIONS

     The following table sets forth the percentages that income statement items are to total revenues for the second quarter and six months ended June 30, 1995 and 1996.

                            THE VANTIVE CORPORATION
              CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                  Three Months Ended            Six Months Ended
                                       June 30,                     June 30,
                               -------------------------   -------------------------
                                   1996          1995          1996          1995
                               -----------   -----------   -----------   -----------
                               (unaudited)   (unaudited)   (unaudited)   (unaudited)
REVENUES:
 License fees ................     65.2%         65.9%         65.4%         68.9%
 Services ....................     34.8          34.1          34.6          31.1
                               -----------   -----------   -----------   -----------
  Total revenues .............    100.0         100.0         100.0         100.0

COST OF REVENUES:
 Licenses ....................      0.7           0.9           0.6           0.8
 Services ....................     18.2          26.7          19.6          26.1
                               -----------   -----------   -----------   -----------
  Total cost of revenues .....     18.9          27.6          20.2          26.9
                               -----------   -----------   -----------   -----------
GROSS MARGIN .................     81.1          72.4          79.8          73.1
OPERATING EXPENSES:
 Sales and marketing .........     33.6          43.3          38.2          44.0
 Research and development ....      9.2          13.8           9.6          15.1
 General and administrative ..      7.5           8.4           8.5           9.0
                               -----------   -----------   -----------   -----------
  Total operating expenses ...     50.3          65.5          56.3          68.1
                               -----------   -----------   -----------   -----------
OPERATING INCOME .............     30.8           6.9          23.5           5.0
                               -----------   -----------   -----------   -----------
OTHER INCOME/(EXPENSE) .......      1.9          (0.1)          2.2           0.1
                               -----------   -----------   -----------   -----------
INCOME BEFORE PROVISION
FOR INCOME TAXES .............     32.7           6.8          25.7           5.1
PROVISION FOR INCOME TAXES ...     10.9           0.6           7.7           0.5
                               -----------   -----------   -----------   -----------

NET INCOME ...................     21.8%          6.2%         18.0%          4.6%
                               -----------   -----------   -----------   -----------
                               -----------   -----------   -----------   -----------


REVENUES

           LICENSE. License revenues increased by 173% from $3.6 million to $9.9 million, in the quarters ended June 30, 1995 and 1996, respectively, and by 154% from $6.7 million, in the first six months of 1995 to $17.0 million, in the first six months of 1996. The increase in license revenues was due to the market's growing acceptance of the Company's products, the introduction of the Company's products using the Oracle relational database management system and the Microsoft NT operating system, and increased sales as a result of the expansion of the Company's direct sales force. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

           SERVICE. Service revenues are primarily comprised of fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 181% from $1.9 million to $5.3 million, in the quarters ended June 30, 1995 and 1996, respectively, and by 199% from $3.0 million, in the first six months of 1995 to $9.0 million, in the first six months of 1996. The increase in service revenues was primarily due to the increase in consulting, post-contract support and training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

COST OF REVENUE

          LICENSE. Cost of license revenues includes the cost of product media, product duplication and manuals. Cost of license revenues was approximately $47,000, or 1.3% of the related license revenues and $97,000, or 1.0% of the related license revenues, in the quarters ended June 30, 1995 and 1996, respectively, and was approximately $82,000 in the first six months of 1995 and approximately $153,000 in the first six months of 1996, or 1.2% and 0.9% of the related license revenues, respectively. The increase in cost of license revenues was primarily due to the increases in volume shipments of the Company's software applications. The decrease in cost of license revenues as a percentage of the related license revenues from June 30, 1995 to the comparable 1996 period was primarily due to economies of scale realized as a result of shipping greater quantities of product during the quarter ended June 30, 1996.

            SERVICE. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support and training services. Cost of service revenues was $1.5 million, or 78.4% of the related service revenues and $2.8 million, or 52.4% of the related service revenues, in the quarters ended June 30, 1995 and 1996, respectively, and was $2.5 million, in the first six months of 1995 and $5.1 million, in the first six months of 1996, or 83.9% and 56.5% of the related services revenues for these periods, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel during these periods. Cost of service revenues decreased as a percentage of service revenues between the quarter ended June 30, 1995, and the quarter ended June 30, 1996, primarily due to increased service revenues during this period. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

OPERATING EXPENSES

           SALES  AND  MARKETING.  Sales and  marketing  expenses
increased from $2.4 million, or 43.3% of revenues to $5.1 million, or 33.6% of revenues, in the quarters ended June 30, 1995 and 1996, respectively. Sales and marketing expenses increased by 133% from $4.3 million, or 44.0% of revenues, in the first six months of 1995 to $9.9 million, or 38.2% of revenues, in the first six months of 1996. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expense as a result of higher sales levels and increased marketing activities, including direct mail, trade shows and promotional expenses.

           RESEARCH AND DEVELOPMENT. Research and development expenses increased from $0.8 million, or 13.8% of revenues to $1.4 million, or 9.2% of revenues, in the quarters ended June 30, 1995 and 1996, respectively. Research and development expenses increased by 71% from $1.5 million, or 15.1% of revenues, in the first six months of 1995 to $2.5 million, or 9.6% of revenues, in the first six months of 1996. Research and development expenses increased in absolute dollars primarily as a result of an increase in personnel to support the Company's product development activities.

          Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, costs which were eligible for capitalization for these periods were insignificant, and the Company charged all software development costs to research and development expense.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $0.5 million, or 8.3% of revenues to $1.1 million, or 7.5% of revenues, in the quarters ended June 30, 1995 and 1996, respectively. General and administrative expenses increased 154% from $0.9 million, or 9.0% of revenues, in the first six months of 1995 to $2.2 million, or 8.5% of revenues, in the first six months of 1996. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods.

           PROVISION FOR INCOME TAXES. The Company's provision for state, federal and foreign income taxes for the three months ended June 30, 1996, was $1.7 million, based upon an estimated effective tax rate of approximately 30%. As of December 31, 1995, the Company had net operating loss carryforwards for Federal tax reporting purposes of approximately $2.5 million. The Company had other tax credit carryforwards of approximately $0.5 million. The net operating loss and research and development tax credit carryforwards expire in 2005 through 2009 if not utilized.

BUSINESS RISKS

           THIS REPORT INCLUDES A NUMBER OF FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. THESE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED BELOW THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED. IN THIS REPORT, THE WORDS "ANTICIPATES," "BELIEVES," "INTENDS," "FUTURE," AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

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

           A significant portion of the Company's revenues in any quarter are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications companies, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for customer asset management software products is rapidly evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. In addition, the Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total revenues. As a result of these factors, quarterly revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. If revenues are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues, because a significant portion of the
Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. THE FOREGOING STATEMENTS REGARDING THE COMPANY'S FUTURE REVENUES, OPERATING MARGINS AND NET INCOME ARE FORWARD-LOOKING STATEMENTS, AND ACTUAL RESULTS MAY VARY SUBSTANTIALLY DEPENDING UPON A VARIETY OF FACTORS DESCRIBED IN THIS PARAGRAPH AND ELSEWHERE IN THIS REPORT.

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

           RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT RISKS. The client/server applications software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance.

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

           COMPETITION. The client/server applications software market, including the market for customer asset management software, is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of VANTIVE ENTERPRISE, the Company competes with a variety of other companies depending on the market for their applications software products. These competitors include companies targeting the customer support market, the help desk market and the sales and marketing automation market. In addition, the Company believes that existing competitors and new market entrants will attempt to develop fully integrated customer information systems. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers which develop customer information systems. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. The Company also expects that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

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

           In addition to the "BUSINESS RISKS" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the "BUSINESS RISKS" section of the Company's 1995 Report on Form 10-K filed with the Securities and Exchange Commission.

FINANCIAL CONDITION

           Total assets as of June 30, 1996, increased $9.6 million from December 31, 1995. The increase was primarily due to increases in cash from operations, short-term investments, accounts receivable and property and equipment. The combined balance of cash and short-term investments increased by $4.6 million, primarily due to increased net income. Net accounts receivable increased $3.2 million primarily due to increased sales activity. Net property and equipment increased $1.4 million, primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

           Total liabilities as of June 30, 1996, increased $4.7 million from December 31, 1995. The increase was primarily due to increases in accounts payable and accrued liabilities and deferred revenues of $2.3 million and $2.4 million, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and associated deferrals of revenues related to post-contract support.

LIQUIDITY AND CAPITAL RESOURCES

           Operating activities provided cash of $6.4 million, in the six months ended June 30, 1996. The primary source of these funds was net income and increases in deferred revenues and accrued liabilities, partially offset by increases in accounts receivable. Operating activities used $46,000 in the six months ended June 30, 1995, primarily due to increases in accounts receivable, partially offset by increases in deferred revenues and accrued liabilities.

          Investing activities used cash of $2.0 million, in the six months ended June 30, 1996, primarily for the purchase of capital equipment and, to a lesser extent, purchase of short-term, interest-bearing, investment-grade securities. Investing activities used cash of $0.6 million, in the six months ended June 30, 1995, primarily for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

           Financing activities provided cash of $213,000 and $75,000, in the six months ended June 30, 1996 and 1995, respectively. The primary source of these funds was proceeds from the issuance of common stock, partially offset by payments on capital lease obligations.

           At June 30, 1996, the Company's principal sources of liquidity was its cash, cash equivalents and short-term investments of $31.1 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

PART II:  OTHER INFORMATION

Item 1:   Legal Proceedings:

               Not Applicable.

Item 2:   Changes in Securities:

               Not Applicable.

Item 3:   Defaults upon Senior Securities:

               Not Applicable.

Item 4:   Submission of Matters to a Vote of Security Holders:

          The Company's Annual Meeting of Stockholders was held on May 2, 1996. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:

          Nominee                  Shares Voting For   Shares Withheld
          -------                  -----------------   ---------------
          John R. Luongo            10,798,177           700
          Steven M. Goldsworthy     10,798,177           700
          Yogen K. Dalal            10,798,177           700
          William Davidow           10,798,177           700
          Kevin Hall                10,798,177           700
          Peter Roshko              10,798,177           700
          Roger J. Sippl            10,798,177           700

          Additionally, the selection of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1996, was ratified with 10,798,469 shares voting in favor, 200 shares voting against and 208 shares abstaining.

Item 5:   Other Information:

              Not Applicable.

Item 6:   Exhibits and Reports on Form 8-K:

          A.        Exhibits

          *  3.1   Form of Agreement and Plan of Merger between The
                   Vantive Corporation, a California corporation, and The
                   Vantive Corporation, a Delaware corporation.
          *  3.2   Bylaws.
          * 10.1  Form of Indemnity Agreement for officers and
                   directors.
          * 10.2   1991 Stock Option Plan, as amended.
          * 10.3   1995 Outside Directors Stock Option Plan.
          * 10.4   1995 Employee Stock Purchase Plan.
          * 10.5   Offer Letter dated May 21, 1993 between the
                   Company and John R. Luongo.
          * 10.6   Offer Letter dated April 6, 1995 between the
                   Company and John M. Jack.
          *+10.7   Value Added Reseller License Agreement dated
                   October 5, 1993 by and between Inference Corporation and the Company.
          *+10.8   Basicscript License Agreement dated
                   October 4, 1994 by and between Henneberry Hill
                   Technologies Corporation doing business as Summit
                   Software Company and the Company.
          *+10.9   International VAR Agreement dated March 26,
                   1992 between Oracle Corporation and the Company, as amended.
          * 10.10  Value Added Remarketer Agreement dated
                   December 20, 1991 between Sybase, Inc. and the Company, as amended.
          * 10.11  Security and Loan Agreement dated May 12,
                   1995 between the Company and Imperial Bank.
          *+10.12  Application Bridge API VAR License
                   Agreement dated January 22, 1993 between the Company and Prospect Software, Inc.
          *+10.13  Compensation Letter dated May 10, 1995
                   between the Company and John R. Luongo.
          *+10.14  Compensation Letter dated May 10, 1995
                   between the Company and Steven M. Goldsworthy.
          * 10.15  Lease Agreement dated January 13, 1995
                   between John Arrillaga, Trustee, or his Successor
                   Trustee, UTA dated July 20, 1977 (John Arrillaga
                   Separate Property Trust) as amended, and Richard T.
                   Peery, Trustee, or his Successor Trustee, UTA dated
                   July 20, 1977 (Richard T. Peery Separate Property
                   Trust) as amended, and the Company.
            27.1   Financial Summary Table

- ---------------

* Incorporated by reference from the Company's Registration
  Statement (No. 33-94244), declared effective on August 14,
  1995.

+ Confidential Treatment has been granted for portions of this exhibit.


          B.        Reports of Form 8-K

         No report of Form 8-K was filed by the Company during the three month period ended June 30, 1996.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   THE VANTIVE CORPORATION


Dated:  August 12, 1996            By: /s/ Kathleen Murphy
                                       -----------------------------
                                       Kathleen Murphy
                                       Chief Financial Officer
                                       (Principal Financial Officer)


Dated:  August 12, 1996            By: /s/ Michael M. Loo
                                       -----------------------------
                                       Michael M. Loo
                                       Vice President, Finance
                                       (Principal Accounting Officer)