Form 10-Q
period 1996-09-30
VANTIVE CORP
filed 1996-11-14
CIK 947549

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                                 Washington DC  20549

                                      FORM 10-Q

(Mark One)

             (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1996

                                          OR

            ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

  For the Transition Period from -------------------- to ---------------------

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


                              YES    X        NO
                              -------        -------

The number of shares of the Registrant's $0.001 par value Common Stock outstanding on November 4, 1996, was 24,122,851.


                          This report consists of 18 pages.

                               THE VANTIVE CORPORATION

                                      FORM 10-Q

                                  TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------

PART I:  FINANCIAL INFORMATION

        Item 1:  Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets as of               3
                 September 30, 1996 and December 31, 1995

                 Condensed Consolidated Statements of Operations           4
                 for the Quarters Ended September 30, 1996 and 1995
                 and the Nine Months Ended September 30, 1996 and 1995

                 Condensed Consolidated Statements of Cash Flows           5
                 for the Nine Months Ended September 30, 1996 and 1995

                 Notes to Condensed Consolidated Financial Statements      6

        Item 2:  Management's Discussion and Analysis of Financial         8
                 Condition and Results of Operations

PART II: OTHER INFORMATION

        Item 1:  Legal Proceedings                                        15

        Item 2:  Changes in Securities                                    15

        Item 3:  Defaults upon Senior Securities                          15

        Item 4:  Submissions of Matters to a Vote of Security Holders     15

        Item 5:  Other Information                                        15

        Item 6:  Exhibits and Reports on Form 8-K                         16

        Signatures                                                        17

Part I:  Financial Information
Item 1: Financial Statements

                               THE VANTIVE CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (In Thousands)


                                                   September 30,   December 31,
                                                       1996           1995
                                                   -------------   ------------
                                                    (unaudited)
                                        ASSETS
CURRENT ASSETS:
 Cash and cash equivalents . . . . . . . . .           $  19,424     $  17,614
 Short-term investment . . . . . . . . . . .              12,694         8,815
 Accounts receivable, net. . . . . . . . . .              11,439         4,049
 Prepaid expenses and other current assets..               1,770         1,265
                                                       ---------     ---------
   Total current assets. . . . . . . . . . .              45,327        31,743
 Property and equipment, net . . . . . . . .               5,243         2,628
 Other assets. . . . . . . . . . . . . . . .                 281           216
                                                       ---------     ---------
TOTAL ASSETS . . . . . . . . . . . . . . . .           $  50,851     $  34,587
                                                       ---------     ---------
                                                       ---------     ---------

                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable and accrued liabilities. .           $   8,278     $   4,328
 Deferred revenues . . . . . . . . . . . . .               6,997         2,952
                                                       ---------     ---------
   Total current liabilities . . . . . . . .              15,275         7,280
                                                       ---------     ---------
 Long-term liabilities . . . . . . . . . . .                 527           650
                                                       ---------     ---------
STOCKHOLDERS' EQUITY
 Common stock. . . . . . . . . . . . . . . .                  24            24
 Additional paid-in-capital. . . . . . . . .              32,065        31,538
 Retained earnings/(accumulated deficit) . .               2,960        (4,905)
                                                       ---------     ---------
   Total stockholders' equity. . . . . . . .              35,049        26,657
                                                       ---------     ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .           $  50,851     $  34,587
                                                       ---------     ---------
                                                       ---------     ---------


See accompanying notes

                               THE VANTIVE CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                        (In Thousands, Except Per Share Data)


                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                       ---------------------------------------------------------
                                                          1996           1995           1996            1995
                                                       ---------------------------------------------------------
                                                       (unaudited)    (unaudited)    (unaudited)     (unaudited)
REVENUES:
 License fees  . . . . . . . . . . . . . . .           $  11,102       $  4,289      $  28,104      $  10,976
 Services. . . . . . . . . . . . . . . . . .               6,147          2,320         15,159          5,337
                                                       ---------      ---------      ---------      ---------
   Total revenues. . . . . . . . . . . . . .              17,249          6,609         43,263         16,313
COST OF REVENUES:
 Licenses. . . . . . . . . . . . . . . . . .                 113             51            266            133
 Services. . . . . . . . . . . . . . . . . .               3,316          1,510          8,407          4,040
                                                       ---------      ---------      ---------      ---------
   Total cost of revenues. . . . . . . . . .               3,429          1,561          8,673          4,173
                                                       ---------      ---------      ---------      ---------
GROSS MARGIN . . . . . . . . . . . . . . . .              13,820          5,048         34,590         12,140
OPERATING EXPENSES:
 Sales and marketing . . . . . . . . . . . .               6,462          2,946         16,389          7,212
 Research and development. . . . . . . . . .               1,694            890          4,199          2,358
 General and administrative. . . . . . . . .               1,511            641          3,726          1,514
                                                       ---------      ---------      ---------      ---------
   Total operating expenses. . . . . . . . .               9,667          4,477         24,314         11,084
                                                       ---------      ---------      ---------      ---------
OPERATING INCOME . . . . . . . . . . . . . .               4,153            571         10,276          1,056
OTHER INCOME . . . . . . . . . . . . . . . .                 370            131            930            136
                                                       ---------      ---------      ---------      ---------
INCOME BEFORE PROVISION FOR INCOME TAXES . .               4,523            702         11,206          1,192
PROVISION FOR INCOME TAXES . . . . . . . . .               1,357             70          3,362            119
                                                       ---------      ---------      ---------      ---------
NET INCOME . . . . . . . . . . . . . . . . .           $   3,166       $    632      $   7,844      $   1,073
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------

NET INCOME PER SHARE . . . . . . . . . . . .           $    0.12       $   0.03      $    0.31      $    0.05
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------
SHARES USED IN PER SHARE COMPUTATION . . . .              26,046         23,324         25,713         22,200
                                                       ---------      ---------      ---------      ---------
                                                       ---------      ---------      ---------      ---------


NOTE: NET INCOME PER SHARE AND SHARES USED IN PER SHARE COMPUTATION REFLECT A 2-FOR-1 STOCK SPLIT IN THE FORM OF A 100 PERCENT STOCK DIVIDEND TO STOCKHOLDERS OF RECORD ON SEPTEMBER 30, 1996.

See accompanying notes

                               THE VANTIVE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (In Thousands)


                                                         Nine Months Ended
                                                           September 30,
                                                     -------------------------
                                                        1996          1995
                                                     -----------   -----------
                                                     (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income. . . . . . . . . . . . . . . . . .        $   7,844      $   1,073
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization. . . . . . . .              874            426
  Provision for sales allowances . . . . . . .              365            225
  Changes in net assets and liabilities -
   Increase in accounts receivable . . . . . .           (7,755)        (2,623)
   Increase in prepaid expenses and other
    current assets . . . . . . . . . . . . . .             (506)          (140)
   Increase in other assets. . . . . . . . . .              (64)           (66)
   Increase in accounts payable/accrued
    liabilities. . . . . . . . . . . . . . . .            4,010            984
   Increase in deferred revenues . . . . . . .            4,044          1,754
   Increase in deferred rent . . . . . . . . .               73             45
                                                      ---------      ---------
    Net cash provided by operating activities.            8,885          1,678
                                                      ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments. . . . . .           (3,878)        (8,847)
 Purchase of property and equipment. . . . . .           (3,489)        (1,038)
                                                      ---------      ---------
    Net cash used in investing activities. . .           (7,367)        (9,885)
                                                      ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock. . . .              565         20,668
 Repurchase of common stock. . . . . . . . . .              (15)            --
 Payments on capital lease obligations . . . .             (256)            --
                                                      ---------      ---------
    Net cash provided by financing activities.              294         20,668
                                                      ---------      ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS. . .            1,812         12,461
EFFECT OF EXCHANGE RATE CHANGES ON CASH. . . .               (2)             6
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD           17,614          3,154
                                                      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . .        $  19,424      $  15,621
                                                      ---------      ---------
                                                      ---------      ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY
 Cash paid for interest. . . . . . . . . . . .        $     122      $      70
                                                      ---------      ---------
                                                      ---------      ---------
 Cash paid for income taxes. . . . . . . . . .        $   2,624      $     120
                                                      ---------      ---------
                                                      ---------      ---------


See accompanying notes

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

    Revenues from perpetual software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, if collection is probable and if payment is due within one year. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in relicensing the Company's products to end-users.

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

    NET INCOME PER SHARE

    On September 23, 1996, the Company announced a two-for-one stock split in the form of a 100 percent stock dividend to be distributed on October 14, 1996 to stockholders of record on September 30, 1996. All share and per share data have been retroactively adjusted to reflect the stock split.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               THE VANTIVE CORPORATION

    The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company introduced its first product, VANTIVE SUPPORT, in July 1992, and introduced VANTIVE QUALITY and the Oracle version of VANTIVE SUPPORT in the fall of 1993. The Company introduced VANTIVE HELPDESK in August 1994, VANTIVE SALES in early 1995, and VANTIVE FIELDSERVICE in early 1996. License fees for the Company's software products consist of (i) a per server fee based on the specific VANTIVE ENTERPRISE application(s) licensed and (ii) a fee based on the maximum number of concurrent or named users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include post-contract support, consulting and training revenue. Of these service revenues, only post-contract support revenues are expected to be recurring. Post-contract support revenues accounted for approximately 12% of total revenues, in the quarter and nine months ended September 30, 1996. Because concurrent user fees are not application specific, the breakdown of revenues attributable to specific applications for customers that have purchased more than one application cannot be precisely determined by the Company. However, the Company believes that most of its revenues have been derived from fees associated with VANTIVE SUPPORT and, to a lesser degree, VANTIVE HELPDESK. In any period, a significant portion of the Company's revenues may be derived from significant sales to a limited number of customers. During the quarter ended September 30, 1995 and September 30, 1996 and the first nine months of 1995 and 1996, no customer accounted for over 10% of total revenues. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

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

RESULTS OF OPERATIONS

    The following table sets forth the percentages that income statement items are to total revenues for the quarter and nine months ended September 30, 1995 and 1996.

                               THE VANTIVE CORPORATION
                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                   Three Months Ended       Nine Months Ended
                                                      September 30,            September 30,
                                                 -----------------------  -----------------------
                                                    1996        1995         1996        1995
                                                 ----------- -----------  ----------- -----------
                                                 (unaudited) (unaudited)  (unaudited) (unaudited)
REVENUES:
  License fees . . . . . . . . . . . . . . .         64.4%       64.9%       65.0%       67.3%
  Services . . . . . . . . . . . . . . . . .         35.6        35.1        35.0        32.7
                                                   --------    --------    --------    --------
   Total revenues. . . . . . . . . . . . . .        100.0       100.0       100.0       100.0
COST OF REVENUES:
  Licenses . . . . . . . . . . . . . . . . .          0.7         0.8         0.6         0.8
  Services . . . . . . . . . . . . . . . . .         19.2        22.8        19.4        24.8
                                                   --------    --------    --------    --------
   Total cost of revenues. . . . . . . . . .         19.9        23.6        20.0        25.6
                                                   --------    --------    --------    --------
GROSS MARGIN . . . . . . . . . . . . . . . .         80.1        76.4        80.0        74.4
OPERATING EXPENSES:
  Sales and marketing. . . . . . . . . . . .         37.4        44.6        37.9        44.2
  Research and development . . . . . . . . .          9.8        13.5         9.7        14.4
  General and administrative . . . . . . . .          8.8         9.7         8.6         9.3
                                                   --------    --------    --------    --------
   Total operating expenses. . . . . . . . .         56.0        67.8        56.2        67.9
OPERATING INCOME . . . . . . . . . . . . . .         24.1         8.6        23.8         6.5
OTHER INCOME . . . . . . . . . . . . . . . .          2.1         2.0         2.1         0.8
                                                   --------    --------    --------    --------
INCOME BEFORE PROVISION FOR INCOME TAXES . .         26.2        10.6        25.9         7.3
PROVISION FOR INCOME TAXES . . . . . . . . .          7.8         1.0         7.8         0.7
                                                   --------    --------    --------    --------
NET INCOME . . . . . . . . . . . . . . . . .         18.4%        9.6%       18.1%        6.6%
                                                   --------    --------    --------    --------
                                                   --------    --------    --------    --------


REVENUES

    LICENSE. License revenues increased by 159% from $4.3 million to $11.1 million, in the quarters ended September 30, 1995 and 1996, respectively, and by 156% from $11.0 million in the first nine months of 1995 to $28.1 million in the first nine months of 1996. The increase in license revenues was primarily due to the market's growing acceptance of the Company's products, the introduction of the Company's products using the Microsoft SQL server relational database management system and the Microsoft NT operating system, and increased sales as a result of the expansion of the Company's direct sales force. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

    SERVICE. Service revenues are primarily comprised of fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 165% from $2.3 million to $6.1 million, in the quarters ended September 30, 1995 and 1996, respectively, and by 184% from $5.3 million in the first nine months of 1995 to $15.2 million in the first nine months of 1996. The increase in service revenues was primarily due to the increase in consulting, post-contract support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

COST OF REVENUE

    LICENSE. Cost of license revenues includes the cost of product media, sublicensing fees for third-party software when bundled with the Company's products, product duplication and manuals. Cost of license revenues was approximately $51,000, or 1.2% of the related license revenues, and $113,000, or 1.0% of the related license revenues, in the quarters ended September 30, 1995 and 1996, respectively, and was approximately $133,000 in the first nine months of 1995 and approximately $266,000 in the first nine months of 1996, or 1.2% and 0.9% of the related license revenues, respectively. The increase in cost of license revenues was primarily due to the increases in volume shipments of the Company's software applications and the cost of sublicensing third-party software. The decrease in cost of license revenues as a percentage of the related license revenues from September 30, 1995 to the comparable 1996 period was primarily due to economies of scale realized as a result of shipping greater quantities of product during the quarter ended September 30, 1996.

    SERVICE. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support and training services. Cost of service revenues was $1.5 million, or 65.1% of the related service revenues, and $3.3 million, or 53.9% of the related service revenues, in the quarters ended September 30, 1995 and 1996, respectively, and was $4.0 million, in the first nine months of 1995 and $8.4 million, in the first nine months of 1996, or 75.7% and 55.5% of the related services revenues for these periods, respectively. The increase in absolute dollars was due primarily to increases in consulting, support, training personnel, and third-party service providers during these periods. The cost of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

OPERATING EXPENSES

    SALES AND MARKETING. Sales and marketing expenses increased from $2.9 million, or 44.6% of revenues to $6.5 million, or 37.5% of revenues, in the quarters ended September 30, 1995 and 1996, respectively. Sales and marketing expenses increased by 127% from $7.2 million, or 44.2% of revenues, in the first nine months of 1995 to $16.4 million, or 37.9% of revenues, in the first nine months of 1996. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expense as a result of higher sales levels and increased marketing activities,
including direct mail, trade shows and promotional expenses.   The Company plans
to continue to invest heavily in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percent of revenues over the coming quarters.

    RESEARCH AND DEVELOPMENT. Research and development expenses increased from $0.9 million, or 13.5% of revenues to $1.7 million, or 9.8% of revenues, in the quarters ended September 30, 1995 and 1996, respectively. Research and development expenses increased by 78% from $2.4 million, or 14.4% of revenues, in the first nine months of 1995 to $4.2 million, or 9.7% of revenues, in the first nine months of 1996. Research and development expenses increased in absolute dollars primarily as a result of an increase in personnel and outside
contractors to support the Company's product development activities.   Over the
coming quarters, the Company plans to continue to invest heavily in research and
development.   As a result, research and development expenses are anticipated to increase both in absolute dollars and as a percent of revenues.

    Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, costs which were eligible for capitalization for these periods were insignificant, and the Company charged all software development costs to research and development expense.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $0.6 million, or 9.7% of revenues to $1.5 million, or 8.8% of revenues, in the quarters ended September 30, 1995 and 1996, respectively. General and administrative expenses increased 146% from $1.5 million, or 9.3% of revenues, in the first nine months of 1995 to $3.7 million, or 8.6% of revenues, in the first nine months of 1996. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods.

    PROVISION FOR INCOME TAXES. The Company's provision for state, federal and foreign income taxes for the three months ended September 30, 1996, was $1.4 million, based upon an estimated effective tax rate of approximately 30%. As of December 31, 1995, the Company had net operating loss carryforwards for Federal tax reporting purposes of approximately $2.5 million. The Company had other tax credit carryforwards of approximately $0.5 million. The net operating loss and research and development tax credit carryforwards expire in 2005 through 2009 if not utilized.

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

    FUTURE OPERATING RESULTS UNCERTAIN. The Company has experienced significant growth in revenues in recent periods. The Company does not believe that the historical growth rates of revenues, or the corresponding declines of operating expenses as a percentage of revenues, will be sustainable or are indicative of future results. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many factors, including demand for the Company's products, the level of product and price competition, the ability of the Company to rapidly develop and market new and existing products and to control the associated costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel. In particular, the ability of the Company to achieve significant revenue growth in the future will depend on its success in adding a substantial number of direct sales personnel in future periods. Competition for such personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate or retain additional highly qualified sales personnel in the future. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition.

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

    RAPID TECHNOLOGICAL CHANGE AND PRODUCT DEVELOPMENT RISKS. The client/server applications software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to attract and retain highly qualified technical personal to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance.

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

    COMPETITION. The client/server applications software market, including the market for customer asset management software, is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications which can be purchased separately or integrated as part of VANTIVE ENTERPRISE, the Company competes with a variety of other companies depending on the market for their applications software products. These competitors include companies targeting the customer support market, the help desk market, the sales and marketing automation market, and the field service market. In addition, the Company believes that existing competitors and new market entrants will attempt to develop fully integrated customer information systems. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers which develop customer information systems. Among the Company's current and potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. The Company also expects that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

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

FINANCIAL CONDITION

    Total assets as of September 30, 1996, increased $16.3 million from December 31, 1995. The increase was primarily due to increases in cash from operations, short-term investments, accounts receivable and property and equipment. The combined balance of cash and short-term investments increased by $5.7 million, primarily due to increased net income. Net accounts receivable increased $7.4 million primarily due to increased sales activity. Net property and equipment increased $2.6 million, primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

    Total liabilities as of September 30, 1996, increased $7.9 million from December 31, 1995. The increase was primarily due to increases in accounts payable and accrued liabilities and deferred revenues of $3.9 million and $4.0 million, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and associated deferrals of revenues related to post-contract support.

LIQUIDITY AND CAPITAL RESOURCES

    Operating activities provided cash of $8.9 million, in the nine months ended September 30, 1996. The primary source of these funds was net income and increases in deferred revenues and accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. Operating activities provided cash of $1.7 million in the nine months ended September 30, 1995. The primarily source of these funds was net income and increases in deferred revenues and in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.

    Investing activities used cash of $7.4 million, in the nine months ended September 30, 1996, primarily for the purchase of short-term, interest-bearing, investment-grade securities and, to a lesser extent, purchase of capital equipment. Investing activities used cash of $9.9 million, in the nine months ended September 30, 1995, primarily for the purchase of short-term, interest-bearing, investment-grade securities. The Company does not currently have any material commitments for capital equipment acquisitions.

    Financing activities provided cash of $294,000 in the nine months ended September 30, 1996. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations. Financing activities provided cash of $20.7 million in the nine months ended September 30, 1995, primarily due to proceeds from the Company's initial public offering completed in August 1995.

    At September 30, 1996, the Company's principal sources of liquidity was its cash, cash equivalents and short-term investments of $32.1 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

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
                   Oracle Corporation and the Company, as amended.
         10.9.1    International VAR Agreement dated June 28, 1996 between
                   Oracle Corporation and the Company, as amended.
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

-------------------------

* Incorporated by reference from the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+   Confidential Treatment has been granted for portions of this exhibit.


         B.   Reports of Form 8-K

              No report of Form 8-K was filed by the Company during the three month period ended September 30, 1996.

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            THE VANTIVE CORPORATION


Dated:  November 11, 1996                   By: /s/ Kathleen Murphy
                                                ------------------------------
                                                Kathleen Murphy
                                                Chief Financial Officer
                                                (Principal Financial Officer)


Dated:  November 11, 1996                   By: /s/ Michael M. Loo
                                                ------------------------------
                                                Michael M. Loo
                                                Vice President, Finance
                                                (Principal Accounting Officer)