Form 10-K
period 1996-12-31
VANTIVE CORP
filed 1997-03-31
CIK 947549

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996       Commission file number 0-26542

                            THE VANTIVE CORPORATION
             (Exact name of registrant as specified in its charter)


                Delaware                                       77-0266662
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

         2455 Augustine Drive
        Santa Clara, California                                   95054
(Address of principal executive offices)                       (Zip code)


      Registrant's telephone number, including area code:  (408) 982-5700

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes  X          No
             ---            ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.  [   ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on January 31, 1997, as reported on Nasdaq National Market was approximately $396,465,962. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.001 par value Common Stock outstanding on January 31, 1997, was 24, 141, 316.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

                               TABLE OF CONTENTS

                                                                                                                            Page
                                                                                                                            ----
PART I  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 1. Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
         Item 2. Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13
         Item 3. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14
         Item 4. Submission of Matters to a Vote of Securities Holders. . . . . . . . . . . . . . . . . . . . . . . . . . .   14
PART II . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15
         Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters . . . . . . . . . . . . . . . . .   15
         Item 6. Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16
         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations  . . . . . . . . . .   18
         Item 8. Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   28
         Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure . . . . . . . . . . .   28
PART III  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
         Item 10. Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
         Item 11. Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
         Item 12. Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . . .   29
         Item 13. Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   29
PART IV . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   30
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . .   31

PART I

This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

ITEM 1.  BUSINESS

The Vantive Corporation ("Vantive" or the "Company") is a leading provider of Customer Asset Management applications software that enables businesses to attract, acquire, retain, and leverage customers by automating marketing and sales, customer support, defect tracking, field service and internal help desk functions. These tightly integrated Customer Asset Management applications, called the Vantive Enterprise, are based on a multi-tiered client/server architecture and a common data model. The Company's Customer Asset Management applications may also be used through a Web-based browser, thereby providing the applications directly to the end-user outside the boundaries of the business. The software can be used independently or as part of an integrated, enterprise-wide, Customer Asset Management information system. The Company believes businesses implementing a Customer Asset Management information system can better manage customer relationships by leveraging valuable customer information that is shared throughout the organization. The Company's software applications have been deployed by businesses in a broad range of industries, including software, communications, consumer products, finance, outsourcing/services, personal computer hardware, healthcare, manufacturing, medical projects, public sector/regulated industry, online services, consumer goods and retail.

BACKGROUND

         Intensifying global competition has increased the need for businesses to focus on growth by retaining loyal, satisfied customers while acquiring new customers. As satisfied customers are more likely to become repeat and loyal customers, every state of the customer life cycle is critical to achieving total customer satisfaction. According to the Harvard Business Review March-April 1996, "U.S. corporations (now) lose half of their customers in five years." Additionally, according to Gartner Group, many businesses report that sales and marketing expenses required to attract new customers are rising. As a result of these trends, businesses are focusing more attention on attracting, acquiring, retaining and leveraging customers profitably: the Customer Asset Management strategy. Based on the axiom that customers are the most valuable asset of any business, Customer Asset Management moves beyond the traditional management organization of independent, disconnected marketing, sales, customer service and information systems to integrated systems intended to improve the entire interaction between a business and its customers through the seamless integration of people, processes and systems.

         Throughout the customer life cycle, a business has multiple points of customer interaction, including marketing and sales, customer support, defect tracking and field service. For example, customers may first come in contact with an organization through the marketing and sales departments when they purchase a product from the business. The customers may continue to have contact with the business as support is needed, through technical support and field service, as well as through the marketing and sales functions as the business markets to its existing customer base for the purchase of additional products. As demand has increased for packaged software applications to replace existing, in-house legacy systems, independent software vendors have emerged to provide single point solutions, or solutions targeted at specific segments of the customer interaction market, such as marketing and sales, customer support, defect tracking and field service.

         Businesses are demanding one cohesive approach to Customer Asset Management, however, which includes integration and sharing of information
across all customer contact points.   For example, businesses are often unable
to adequately address customer issues or capitalize on sales opportunities when customer contacts occur in independent, disconnected departments that do not share customer information. As a result, businesses are restructuring their operations to be more customer-focused, shifting from separate marketing, sales and customer service functions to a fully integrated Customer Asset Management approach, in which the customers effectively interact with the entire business whenever they are in contact with any part of that business. This requires that all departments within the business use a common base of customer information for all customer interactions.

         As the use of the World Wide Web continues to increase, significant opportunities for Customer Asset Management applications exist. The ability to access Customer Asset Management software over the Web through industry-standard browsers simplifies the installation and the maintenance of the software. Businesses are also recognizing that the Web may enable their customers to electronically request products and information directly from, or provide information directly to, the business.

         The growing need for Customer Asset Management software, combined with complex technology infrastructures, has resulted in a corresponding need for internal support or help desk solutions. The movement toward rapidly changing, client/server, Internet-enabled desktop computing environments, built from hardware and software from multiple vendors, has made support of this sophisticated technology increasingly difficult. Help desk solutions provide support within increasingly large, geographically distributed and technology-dependent organizations and distribute valuable problem-solving information. Internal help desks must be able to quickly and accurately process high volumes of employee requests, much like the challenges of providing to customers timely responses to sales and service information. Furthermore, as businesses continue to establish numerous, coordinated internal help desks, they seek to extend this solution to other employee support operations and organizational infrastructures, such as human resources, asset management and facilities management help desks. Internal help desks have become an important component of a Customer Asset Management solution as businesses recognize that internal employee productivity facilitates improved customer response. According to the Harvard Business Review March-April 1994: "Value is reated (for customers) by satisfied, loyal and productive employees. Employee satisfaction, in turn, results primarily from high-quality support services and policies that enable employees to deliver results to customers."

         In order to satisfy the wide variety of requirements of businesses for a common base of customer information, a Customer Asset Management solution must be easily customizable. In addition, a Customer Asset Management solution must be scalable to address a small number of individual users or a large number of users across departments and enterprises. To fully utilize all available customer information, businesses are also demanding that their Customer Asset Management applications integrate with back office, enterprise resource planning (ERP) systems such as finance, human resources and manufacturing. Finally, businesses are demanding ease of accessibility to Customer Asset Management applications by mobile users not on the corporate network and by all users through the Internet. With these attributes, Customer Asset Management can enable businesses to move beyond isolated, departmental views of the customer, to real-time access to all customer information held by the business.

VANTIVE SOLUTION

         Vantive is a leading provider in the Customer Asset Management information systems market through its suite of integrated applications called Vantive Enterprise. Vantive Enterprise enables organizations to address specific needs of many aspects of customer interaction, on departmental and enterprise-wide levels. The software applications that comprise Vantive Enterprise are designed to automate and integrate sales and marketing, customer support, help desk operations, quality assurance and field service. Vantive's strategy is to provide its users with an integrated, Customer Asset Management applications solution.

         Complete Suite of Customer Asset Management Applications. Vantive Enterprise, a complete set of Web-enabled, client/server software applications, is the Company's integrated Customer Asset Management information system. These applications enable businesses to leverage customer information on an enterprise-wide basis, ensuring that the right customer information goes to the right person at the right time. Vantive Enterprise currently includes Vantive Sales, Vantive Support, Vantive HelpDesk, Vantive Quality, and Vantive FieldService. Each component provides easy-to-use, "best of breed" functionality for each of the respective segments of the Customer Asset Management market.

         Integrated Customer Asset Management Solution. Vantive Enterprise provides the customer with a single solution to help automate and manage the complete customer life cycle. In addition, Vantive Enterprise integrates help desk operations, recognizing that employees are "internal customers" whose productivity affects interactions with external customers and partners. While Vantive's applications are designed to be implemented together, they can be deployed as a stand-alone system for each of the functional areas of Customer Asset Management: sales and marketing, customer support, field service, defect tracking and internal help desk. In addition, the Company is currently partnering with PeopleSoft, Inc. ("PeopleSoft"), an ERP vendor, with the goal of integrating Vantive Enterprise with back office inventory management and distribution systems to create a single integrated suite of applications.

         Customizable. Vantive Enterprise is highly customizable using Vantive Tools, a set of application-specific customization tools that allows users to modify their application on any platform without changing source code. This enables businesses to customize applications for their own business model, to tailor the user interface, to make modifications to the business rules and processes, and to extend the application. This capability allows businesses to capture customer information collected by the business to accommodate their specific business needs. Additionally, businesses can modify the applications as their business needs change.

         Scalable, Enterprise-Wide Solution. Vantive's products address a wide range of market needs, from departmental to enterprise-wide requirements, from single point solutions to fully integrated Customer Asset Management applications. This scaleability represents a key competitive advantage in addressing the Customer Asset Management market by allowing businesses to deploy applications for a growing number of users, while also fully maintaining system performance. Vantive Enterprise applications have been implemented at the departmental and enterprise-wide level, supporting from 10 to more than 10,000 registered or named users.

         Web-Enabled Functionality. The Company's VanWeb product allows access to Vantive's applications from the World Wide Web. Van Web leverages the Vantive Dynamic Dictionary, to preserve workflow rules, data integrity and permissions schemes when executing Vantive applications across the Web. Additionally, in response to an increasing demand from Web users, the Company's applications enable "self service" by a business' customers -- or electronically providing information to the business, and "assisted buying" by their customers -- or electronically requesting products and information from the business. "Self service" and "assisted buying" each occur without any necessary direct prompting by the business. By leveraging the Web, Vantive Enterprise extends its usefulness beyond the business, to its most important asset, its customers.

         Mobile Solution. In addition to supporting LAN, WAN and Internet access, The Vantive Enterprise also supports mobile users through Vantive-on-the-Go as well as through wireless modems and special Web enabled telephones. Mobile users may seamlessly access Vantive Sales through Vantive-On -The-Go, enabling mobile users to benefit from the same functionality, performance, real-time upgrades, and data access capabilities as individuals on the internal corporate network. Upon reconnecting with the corporate network, the Company's software will automatically synchronize any differences between the files accessed by the mobile user. The Company's applications also can be accessed through Unwired Planet, Inc.'s character-based Web browser that operates on special cellular telephones that recognize the CDPD digital standard. Using this technology, the Company has developed a product which allows Vantive Sales users to access the Vantive database via these CDPD-enabled cellular telephones, thereby further enhancing the ability of mobile users to easily access key customer information.

STRATEGY

         Vantive's strategy is to become the leading supplier of client/server and Web-based Customer Asset Management application software that enables
businesses to improve customer acquisition and retention.   The following are
the key elements of the Company's strategy:

         Increase the Depth and Breadth of Customer Asset Management Applications. Vantive has, since its inception, focused on customer support, quality assurance and help desk applications. Recently, the Company has developed marketing and sales and field service applications to complete its initial core suite of Customer Asset Management products. In addition, the Company has regularly made many enhancements to its core suite and has recently added the following functionality: territory management, fulfillment, channel management/channel partner integration, business rules and automated workflow and advanced computer telephony integration (CTI). Vantive believes that its technology architecture and common data model provide it with a competitive advantage when adding and integrating key functionality to Vantive Enterprise. The Company's strategy also includes continuing to add new functionality to its core suite through internal development as well as through licensing "state of the art" third party technology. To qualify as "state of the art," the Company must determine that the technology has a clear future market direction, is extremely robust and is commercially supported.

         Expand Distribution Channels and Leverage Third Party Relationships. Vantive's strategy is simultaneously to expand its direct sales force, to develop additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships toward expanding its presence in key "vertical" markets. By increasing the number of direct field sales representatives, the Company intends to improve its geographic reach and existing account coverage. The Company has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick and HBO and Company. The Company intends to continue to develop relationships with other third party resellers in the future. In addition, the Company will focus certain field sales representatives and leverage its relationships with third parties to vertical markets that the Company believes value Vantive's general, or "horizontal," functionality as well as its and its partners' industry expertise in implementing Customer Asset Management solutions in vertical markets. Examples of such markets include healthcare, finance, telecommunications and utilities.

         Extend Enterprise Integration. Vantive's strategy is to enable its Customer Asset Management software applications to be easily integrated with ERP systems, such as finance, manufacturing and human resources, through strategic partnerships with ERP vendors as well as through internal development. With VanAPI, an intelligent applications program interface, the ability of a business to more easily integrate Vantive Enterprise with their other information systems is increased. In particular, Vantive has announced a development partnership with PeopleSoft with the goal of developing joint applications. Vantive is currently integrating manufacturing and distribution applications available from PeopleSoft with the Vantive FieldService application. Currently intended to be completed in 1997 or early 1998, the resulting integration of FieldService with inventory management and distribution systems will improve a business' efficiency in meeting customer needs. The Company intends, through this and other partnerships, to continue to integrate back office applications with other Customer Asset Management applications. The Company has also developed partnerships with several high-end integrators to further facilitate integration between Vantive's applications and other applications.

         Leverage Scaleability. The Company's strategy is to continue to develop scaleable Customer Asset Management applications that may be effectively utilized by businesses of virtually all sizes, with varying number of users, applications and levels of integration. In addition, to most effectively maintain the scaleability of its solutions, the Company's strategy is to design component based software that leverages additional transaction processing capabilities into its solutions as the industry evolves in that direction.

         Exploit World Wide Web. As the Web continues to increase in importance for businesses and their customers, Vantive's strategy is to continue to exploit Web-enabled functionality in its Customer Asset Management applications. Vantive plans to release VanWeb 3.0 and a set of Customer Asset Management applets in 1997 or early 1998 based on Java, a software language developed by Sun Microsystems. The Company believes these new technologies will enhance the functionality, scaleability and customizability of the Company's Web based Customer Asset

Management software applications as well as expand its "self service" and "assisted buying" application capabilities. They will also allow the Company's customers to take advantage of new network computer architectures from companies like Oracle Corporation, Sun Microsystems and Netscape Communications Corporation.

         Extend Mobility of User. The Company, recognizing that businesses are demanding the availability of Customer Asset Management solutions for their mobile users, recently extended the reach of its Vantive Sales product to the mobile user through Vantive-On-The-Go. Users can also access Vantive database information through a character-based Web browser developed by Unwired Planet, Inc. operating through wireless telephones enabled with CDPD, a widely adopted digital communications standard. Each of these solutions has further enhanced the ability of users to become mobile when accessing the Company's Customer Asset Management software applications. Vantive's strategy is to further benefit mobile users by applying these benefits to each of its other applications.

         Enable Rapid Application Deployment. Vantive's strategy is to continue to use and enhance the methodology developed for its own consultants, third parties and customers to rapidly deploy client/server applications. Vantive Enterprise applications are designed to be easily tailored. As a result, a business can deploy applications quickly, typically in a few months, and still easily refine the applications as its business needs change. The customization of an application can be done using Vantive Tools as with well as third party technology such as Visual Basic for Applications. User interface customizations are done using VanEdit as the layout tool. In 1997 or early 1998, Vantive plans to ship VanDesign, an easy to use layout facility for customizing the look and feel of an application without coding, that will be the next-generation, successor product to VanEdit. Also in 1997 or early 1998, Vantive Tools will support ActiveX, a software architecture for building software components developed by Microsoft Corporation. Through ActiveX, Vantive applications can easily incorporate third party software components developed to the ActiveX standard. The Company believes that these new technologies will enable the rapid development of more sophisticated and ergonomic software.

         The foregoing statements regarding the Company's strategy, expectations and intentions are forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including the development of emerging markets for Customer Asset Management software, competition, technological change, changing customer needs, evolving industry standards, any product development delays, and the ability of the Company to manage any future growth and new distribution channels. There can be no assurance that any new products will be completed in a timely basis or that markets will develop for such products. See "Business Risks - Rapid Technological Change and Product Development Risks," "- Competition," "- Increased Use of Third Party Software" "- Management of Expanding Operations; Dependence upon Key Personnel" and "- Need to Expand Distribution Channels and Successfully Leverage Third Party Relationships."

PRODUCTS AND TECHNOLOGY

         Vantive Enterprise is a suite of tightly integrated Customer Asset Management applications that enable businesses to attract, acquire, retain, and leverage customers by applying automation to marketing, sales, customer support, defect tracking, field service and internal help desk functions. The Company has designed its solution to be fully expandable through the enterprise by sharing a common database and application architecture along with common facilities for intelligent workflow routing, advanced problem solving and measurement reporting. By building the applications using a three-tier application architecture, Vantive believes its applications are more scalable and easier to maintain than competing two-tier implementations. This architecture also results in a smaller client footprint, less network traffic and more efficient use of database resources. This three-tier architecture is also well-suited for Web-based applications.

         Vantive Enterprise consists of the following applications, each of which can be purchased and implemented separately or integrated in any combination:

         Vantive Sales is a software application for automating the entire sales and marketing process. The application can automate campaign lead qualification and tracking, Web-enabled lead and opportunity management, pipeline management, scheduling and contact management, account and territory planning, distribution channel management, sales forecasting and fulfillment. The automated campaign development feature enables a business to target specific prospects and measure the return on investment of each marketing program. Vantive Sales also can utilize a Web-based multimedia marketing encyclopedia. Using a flexible sales process model that allows sales management to track sales activities according to standard or proprietary selling methodologies, salespeople can track prospects and issues and problems reported by customers. The system is designed to help salespeople close more sales, shorten sales cycles, provide access to critical product and competitive information, better manage existing accounts, interact with distribution partners and share customer information on an enterprise-wide basis. Through Vantive On-The-Go, mobile field sales personnel have access to the corporate database to respond to customer inquiries and update information.

         Vantive Support is an application for automating and managing a customer support center. The application supports activities such as product support, consumer affairs and complaint management. Vantive Support manages the major aspects of the customer support process, including user access, customer entitlement, call tracking, problem diagnosis, problem resolution, user performance measurement, management reporting and service and support management. In addition to managing the customer support process, Vantive Support provides opportunities for businesses to generate incremental revenue through proactive service contract renewals, upgrades and cross-selling. When combined with VanWeb, Vantive Support also allows businesses to provide their customers with direct, electronic access to support resources via the Web.
This advanced software system is built around a comprehensive database of information about customers, products and service contracts. When combined with the Vantive workflow engine, in addition to helping customer support personnel resolve customer issues quickly and accurately and manage and utilize customer information across the business, Vantive Support provides the focal point for a business' customers to interact with the entire business. To ensure accountability and responsiveness to customers, Vantive Support tracks each case, records each action that occurs relative to that case, and maintains a complete audit trail of the case.

         Vantive FieldService is an application for managing the allocation, scheduling and dispatching of resources, including parts and materials, to perform services or complete work orders to solve customer problems at their site. Vantive FieldService helps service personnel track installed base configurations, proactively model work plans, notify and dispatch technicians, track and manage service events, request parts, track billing and RMA information, and schedule the coordination of all these activities. Vantive FieldService helps retain customer relationships with efficient, cost-effective, on-site services. The application provides a field technician with a complete view of the customer relationship, including which products are under service contracts and whether there is an active sales opportunity with the customer. With information from other departments, field technicians can help leverage the overall customer relationship.

         Vantive Quality is an application for collecting, distributing, tracking and maintaining information about products. Vantive Quality manages the complete product quality process, maintains multilevel product build models, integrates with source code control systems and monitors processes for ISO 9000 compliance. Vantive Quality helps organizations listen to their customers and meet future customer needs by improving product quality and customer service by tracking product failures, enhancement requests and changes to products. With Vantive Quality, organizations can manage the workflow between customer support, customer service, quality assurance, and engineering groups more easily. This facilitates more consistent customer feedback and higher customer satisfaction.

         Vantive HelpDesk is an internal help desk application that logs, tracks and assists in handling employee problems, issues, complaints, suggestions and requests for assistance with technology, human resources and facilities. Vantive HelpDesk solves the increasing need for internal help desk solutions as the underpinning to support the sophisticated technology required for a Customer Asset Management information system. Vantive HelpDesk offers problem resolution and escalation capabilities similar to those in Vantive Support. In addition, Vantive HelpDesk addresses unique requirements of enterprise support management such as automatic case creation from network management systems, asset tracking, change management, integration with network management systems and access to pre-packaged experience or knowledge bases such as those provided by ServiceWare Inc. and Knowledge Brokers Inc. These features help ensure that a business' employees are as satisfied as its customers.

         The Company also offers several other software products and tools that enhance the functionality and facilitate the integration and modification of Vantive Enterprise applications:

         VanWeb enables anyone with an industry-standard Web browser to interact dynamically with a Vantive Enterprise application from any platform anywhere in the world. Combined with Vantive Enterprise applications, VanWeb allows businesses to capture information from various sources, thereby enabling the information to be properly distributed and utilized. VanWeb is the vehicle for "self-service" and "assisted buying" application uses. This improves customer sales and support effectiveness, while providing information useful in developing goods and services for that customer. From customers requiring 24-hour access to support resolution databases or product marketing databases, to field sales representatives who log customer site visits, to international distributors who inquire about product availability, VanWeb supports the entire enterprise. VanWeb leverages existing Vantive technologies, such as the Vantive API and Vantive Dynamic Dictionary, to preserve workflow rules, data integrity and permission schemes. In contrast to static, read-only hypertext pages, VanWeb provides dynamic information generated directly from a Vantive database. As a result, VanWeb enables businesses to communicate updated information among diverse networks of customers, employees, business partners and suppliers, while providing customers direct access to self-service options.

         Vantive On-The-Go is Vantive's mobile computing product. Vantive On-The-Go seamlessly accesses corporate database information, enabling mobile users to experience the same functionality, performance, real-time upgrades and data access capabilities as individuals working on the internal corporate network. Vantive On-The-Go handles complex data synchronization and conflict management, ensuring accurate and complete customer data. Designed with the industry leading mobile database technology, SQLAnywhere, instead of proprietary data synchronization engines, Vantive On-The-Go provides significantly faster data synchronization than competing mobile applications.

         Vantive Development Environment, which includes Vantive Tools, allows a business to tailor the user interface, make modifications to business processes and extend the application, all without changing the source code of the Vantive Enterprise applications. Vantive Development Environment also includes Visual Basic for Applications, a third party scripting tool that further facilitates tailoring the user interface. The Company also has developed VanAPI, an applications program interface that can be used to link Vantive Enterprise software applications to corporate data in legacy or client/server applications such as finance, human resources and manufacturing.

SALES AND MARKETING

         The Company markets and sells its software and services in the United States primarily through a direct sales organization. To support its sales force, the Company conducts comprehensive marketing programs which include direct mail, public relations, Web-based lead generation, advertising, trade shows, seminars, ongoing customer communications programs and an annual, international user group conference. Marketing also coordinates the Company's participation in industry programs and forums and establishes and maintains close relationships with recognized industry analysts. The sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the customer's needs, multiple presentations and/or product demonstrations to the prospective customer, and ends with contract negotiation and commitment. Due to the importance of the Company's client/server applications to businesses, the Company focuses initial sales efforts on senior personnel in the business' information technology department and line management executives in the functional areas relevant to the application. While the sales cycle varies substantially from customer to customer, it typically requires six to nine months.

         The Company markets its products outside of the United States through wholly owned subsidiaries and independent distributors, and as of December 31, 1996, had wholly owned subsidiaries in Australia. Canada, France, Germany, the Netherlands, Singapore and the United Kingdom, and distributors in Argentina, Brazil, Chile, Columbia, Israel, Japan, Mexico, New Zealand, Scandinavia, South Korea, Spain and Venezuela. In addition to marketing and selling the Company's products, the distributors are required to provide technical support to their customers.

         The sales and marketing organization consists of 129 employees, including 51 quota-carrying salespeople, as of December 31, 1996. The domestic sales staff is based at the Company's corporate headquarters in

Santa Clara, California and 13 field sales offices located in Atlanta, Boston, Boulder Colorado, Brentwood California, Chicago, Dallas, Edison New Jersey, Irvine California, New York, Portland, San Diego, Seattle and Washington, D.C.

         An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships toward key vertical markets. The ability of the Company to achieve significant revenue growth in the future will depend on its success in executing this strategy. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which
could adversely affect the Company's operating margins.   In this regard, the
Company has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick and HBO and Company. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. In addition, the Company's agreements with these third parties are not exclusive and in many cases may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will
effectively identify key vertical markets.   The inability to recruit, or the
loss of, important direct sales personnel, high-end integrators, resellers or other third party distributors, or the failure to effectively identify key vertical markets could have a material adverse effect on the Company's business, results of operations and financial condition. The foregoing statements regarding the Company's intention to expand its distribution channels are forward-looking statements, and actual results may vary substantially depending upon a variety of factors, including but not limited to, those contained in this paragraph.

PRODUCT DEVELOPMENT

         The Company has historically developed and expects to continue to develop its products in conjunction with its existing and potential customers. Several products are currently in development. Vantive Version 7.0, scheduled for release in 1997 or early 1998, is expected to include updates to the Vantive Sales application, a more flexible user interface model, improved reports for each application and a new release of the Vantive client that functions as a container for ActiveX. Vantive Version 7.0 is also expected to include VanDesign, a simple, visual layout facility for customizing the look and feel of an application without coding. Vantive Version 7.0 applications are expected to integrate with several third party technologies such as marketing encyclopedia technology to manage and distribute information and configuration technology to configure complex orders and quotes as part of the sales process. Vantive Version 7.1, scheduled for release in 1997 or early
1998, is expected to include updates to the Sales application, a next generation version of the FieldService application, and Web applets for use over the Internet. VanWeb 3.0, scheduled for release in 1997 or early 1998, is expected to provide better scaleability due to a multi- threaded Java implementation, full customization of applets using leading HTML editors and increased functionality. The evolution to component based software will also significantly influence Vantive's future product direction. The Company believes businesses will expect to be able to utilize portions of the Company's integrated software solution and effectively integrate them with software objects developed by other software vendors.

         As of December 31, 1996, there were 54 employees on the Company's product development staff. In addition, the Company regularly supplements its workforce with consultants. As of December 31, 1996, there were 20 full-time equivalent consultants on the Company's product development staff. The Company's research and development expenditures in 1994, 1995 and 1996 were $2.1 million, $3.3 million and $7.3 million, respectively, and represented 20.3%, 13.2% and 11.3% of revenues, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

         The foregoing statements regarding scheduled introductions of the Company's products under development and proposed enhancements and the features included in such products or enhancements are forward-looking statements, and the actual release dates for such products or enhancements could differ materially from those projected as a result of a variety of factors, including but not limited to, those contained in the following paragraphs. The Customer Asset Management software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. For example, the Company's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms, and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of such platforms. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. The success of the Company's products may also depend, in part, on the ability of the Company to effectively distribute its products through the Internet. There can be no assurance that the Company will be able to successfully change other aspects of its business, such as its distribution channels or cost structure, if technological changes in its market, including distribution through the Internet, require such change. The Company's product development efforts are expected to require, from time to time, substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products, including but not limited to Vantive Version 7.0, Vantive Version 7.1 and VanWeb 3.0. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance or that the Company's current or future products will conform to industry requirements. If the Company is unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

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

COMPETITION

         The Customer Asset Management market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications that can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise-level and department-level Customer Asset Management markets, such as Astea International, Inc., Aurum Software, Inc., Clarify, Inc., Onyx Software, Scopus Technology, Inc. and Siebel Systems, Inc. The Company also competes with a substantial number of businesses that offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. The Company believes that such point solution providers may expand their suite, which could provide increased competition for the company across its market segments. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers that develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, Oracle Corporation ("Oracle") and The Baan Company have each introduced sales automation and/or customer support modules as part of their application suites. In addition, Oracle has recently announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses. The Company expects large software vendors in the ERP market may enter the Customer Asset Management market. These competitors have significantly greater financial, technical, marketing and other resources than the Company.

         The Company also expects that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition may increase as a result of both new software start ups entering the market as well as existing software industry vendors which may be planning to enter the market for Customer Asset Management applications. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

         The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scaleability, ability to integrate with products produced by other vendors, functionality, ease of use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

         The Company's success is heavily dependent upon proprietary technology. The company relies primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company from infringement of its technology. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In particular, as the Company provides its licensees with access to the data model and other proprietary information underlying the Company's licensed applications, there can be no assurance that licensees or others will not develop products which infringe the Company's proprietary rights. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company believes that competitors regularly evaluate and try to emulate its products. The Company is not aware that any of its products infringe the proprietary rights of third parties, although the Company has in the past, and may in the future, receive communications alleging possible infringement of third party intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows and the functionality of products in such markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

EMPLOYEES

         As of December 31, 1996, the Company had 254 employees, including 129 in sales and marketing, 20 in consulting, 54 in research and development, 33 in general and administration and 18 in client services. Of these employees, ten employees are located in the United Kingdom, eight in France, four in the Netherlands, two in Australia, two in Canada and two in Germany. The remaining employees are located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. In addition, the Company regularly supplements its workforce with consultants. As of December 31, 1996, the Company employed 33 full-time equivalent consultants.

         Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to hire, assimilate and retain qualified personnel.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of January 31, 1997, the Company's directors and executive officers were as follows:

             Name                 Age                         Position                        Director or
             ----                 ---                         --------
                                                                                             Officer Since
                                                                                             -------------
John R. Luongo                    47           President, Chief Executive Officer and             1993
                                               Director

Roger J. Sippl                    42           Chairman of the Board of Directors                 1990

Aneel Bhusri                      31           Director                                           1996

William H. Davidow                61           Director                                           1991

Kevin G. Hall                     38           Director                                           1994

Raymond L. Ocampo Jr.             44           Director                                           1997

Peter A. Roshko                   38           Director                                           1991

John M. Jack                      42           Chief Operating Officer                            1995

Christopher W. Lochhead           31           Executive Vice President of Strategic              1996
                                               Marketing

Garry Hallee                      36           Senior Vice President of Engineering               1996

Kathleen A. Murphy                50           Chief Financial Officer                            1995

Michael M. Loo                    40           Vice President, Finance                            1993

         John R. Luongo has been President, Chief Executive Officer and a director of the Company since June 1993. He was an independent consultant from November 1992 to June 1993, President, Chief Executive Officer and Chairman of the Board of Trifox, Inc., a software company, from September 1991 to November 1992, Senior Consultant at Merrill, Pickard, Anderson and Eyre, a venture capital firm, from September 1990 to June 1991 and Senior Vice President International Division, at Oracle Corporation from July 1982 to July 1990.

         Roger J. Sippl is a co-founder of the Company and has served as a director of the Company since December 1990 and as Chairman of the Board since 1996. Mr. Sippl is the founder of Visigenic Software, Inc., where he has served as Chief Executive Officer since January 1993. Prior to his relationship with Visigenic Software, Inc., Mr. Sippl founded Informix Software in 1980 and served as that company's Chairman of the Board until 1992.

         Aneel Bhusri has served as a director of the Company since December 1996. He has served in several capacities with PeopleSoft, Inc. since August 1993, currently as its Senior Vice President of Product Strategy. From June 1992 to March 1993, Mr. Bhusri served as an associate at Norwest Venture Capital. From 1988 to 1991 he was a financial analyst in Morgan Stanley's Corporate Finance Department.

         William H. Davidow has served as a director of the Company since July 1991. He has been a General Partner at Mohr, Davidow Ventures since May 1985.

         Kevin G. Hall has served as a director of the Company since May 1994. He has served as a General Partner of Norwest Equity Partners, IV since August 1993. Prior to his relationship with Norwest Equity Partners, IV, he served as a principal in Brentwood Associates, a venture capital firm, from June 1988 to August 1993.

         Raymond L. Ocampo Jr. has served as a director of the Company since January 1997. He served in several capacities with Oracle Corporation from July 1986 to November 1996, primarily and most recently as its Senior Vice President, General Counsel and Corporate Secretary.

         Peter A. Roshko has served as a director of the Company since July 1991. Mr. Roshko co-founded and has been a co-member of Granite Investments, an investment company, since August 1995. From December 1993 to August 1995, Mr. Roshko was a General Partner at Cottonwood Ventures, a venture capital firm. From June 1993 to December 1993, Mr. Roshko was an independent investor and consultant in the venture capital industry. Mr. Roshko was a General Partner at Mohr, Davidow Ventures from March 1987 to June 1993.

         John M. Jack has served as Chief Operating Officer since January 1997 and as Vice President, Worldwide Sales of the Company from May 1995 to January 1997. He served as Vice President, Western Regional Sales at Sybase Corporation, a client/server software company, from April 1991 to April 1995. From November 1986 to April 1991, he held various sales management and sales positions at Sybase Corporation.

         Christopher W. Lochhead has served as Executive Vice President of Strategic Marketing of the Company since June 1996. He served as President and Chief Executive Officer of Always An Adventure, a strategy consulting company, from November 1993 to June 1996. From September 1991 to November 1993, he was Director of Canada at Platinum Software Corporation, a software company.

         Garry Hallee has served as Senior Vice President of Engineering of the Company since October 1996. He served as Vice President and General Manager at Platinum Technology, a software company, from December 1995 to October 1996. From July 1992 to December 1995, he served as Director, Product Development at Trinzic, a software company. From May 1984 to July 1992, he served as Chief Technology Officer and Development Manager at Aion, a software company.

         Kathleen A. Murphy has served as Chief Financial Officer of the Company since August 1995. She served as Chief Financial Officer at The Imagination Network, an entertainment software company from April 1994 to August 1995 and as Chief Financial Officer of Verity, Inc., an information retrieval software company, from April 1989 to March 1994.

         Michael M. Loo has served as Vice President, Finance of the Company since May 1995. He initially served as its Director of Finance and Administration from October 1993 to May 1995. Previously, he served in various financial and accounting positions, most recently as Controller, Worldwide Field Operations, at Sybase Corporation, a client/server software company, from January 1990 to October 1993.

ITEM 2.  PROPERTIES

         The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 32,859 square feet and are located in a single building in Santa Clara, California under a lease which expires in May 2001. In addition, in September 1996, the Company leased an additional 24,000 square feet in another building in Santa Clara, California, under a lease which expires in 2003. The Company also leases offices in the metropolitan areas of Amsterdam, Atlanta, Chicago, Dallas, Denver, London, Los Angeles, New Jersey, New York, Seattle, Toronto and Washington, D.C.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

         The Company's stock has been traded on the Nasdaq National Market since the Company's initial public offering on August 14, 1995 under the Nasdaq symbol VNTV. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by Nasdaq:

 Year Ended December 31, 1995                                        High             Low
 ----------------------------                                        ----             ---
 Third Quarter (since August 14, 1995)                              $ 9.13           $6.44
 Fourth Quarter                                                     $14.38           $6.75

 Year Ended December 31, 1996
 ----------------------------
 First Quarter                                                      $12.25           $9.50
 Second Quarter                                                     $19.75          $11.00
 Third Quarter                                                      $32.38          $12.75
 Fourth Quarter                                                     $42.25          $24.75


         All sales prices have been adjusted for a two-for-one stock split paid in the form of a 100% stock dividend in October 1996. As of December 31, 1996, there were approximately 305 holders of record of the Company's common stock.

         The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA


                            THE VANTIVE CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                    For the Years Ended December 31,
                                                          ----------------------------------------------------
                                                           1992      1993        1994      1995        1996
                                                           ----      ----        ----      ----        ----
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
          Revenues:
                  License  . . . . . . . . . . . . . . $    14    $ 1,900       $7,141   $16,631     $41,513
                  Service  . . . . . . . . . . . . . .      --        613        3,073     8,404      22,761
                                                       -------    -------       ------   -------     -------
                           Total revenues  . . . . . .      14      2,513       10,214    25,035      64,274
          Cost of Revenues:
                  License  . . . . . . . . . . . . . .      --         50          110       163         392
                  Service  . . . . . . . . . . . . . .      --      1,227        2,383     5,968      12,263
                                                       -------    -------      -------   -------     -------
                           Total cost of revenues  . .      --      1,277        2,493     6,131      12,655
                                                       -------    -------      -------   -------     -------
          Gross margin . . . . . . . . . . . . . . . .      14      1,236        7,721    18,904      51,619
          Operating Expenses:
                  Sales and marketing  . . . . . . . .     917      2,142        5,068    11,582      24,676
                  Research and development   . . . . .   1,016      1,726        2,072     3,319       7,261
                  General and administrative . . . . .     361        908        1,099     2,167       5,389
                                                       -------    -------      -------   -------     -------
                           Total operating expenses  .   2,294      4,776        8,239    17,068      37,326
                                                       -------    -------      -------   -------     -------
          Income/(loss) from operations  . . . . . . .  (2,280)    (3,540)        (518)    1,836      14,293
                                                       -------    -------      -------   -------     -------
          Other income/(expense), net  . . . . . . . .      46        (92)         (30)      439       1,286
                                                       -------    -------      -------   -------     -------
          Income/(loss) before provision for income
            taxes. . . . . . . . . . . . . . . . . . .  (2,234)    (3,632)        (548)    2,275      15,579
          Provision for income taxes . . . . . . . . .      --         --           --       232       4,674
                                                       -------    -------      -------   -------     -------
          Net income/(loss)  . . . . . . . . . . . . . $(2,234)   $(3,632)     $  (548)  $ 2,043     $10,905
                                                       =======    =======      =======   =======     =======
          Pro forma net loss per share . . . . . . . .                         $ (0.03)
                                                                               =======
          Net income per share . . . . . . . . . . . .                                    $ 0.09      $ 0.42
                                                                                          ======      ======
          Shares used in per share computation . . . .                          17,570    23,012      25,847
                                                                                ======    ======      ======


                                                                              December 31,
                                                         -----------------------------------------------------
                                                           1992       1993        1994       1995       1996
                                                           ----       ----        ----       ----       ----
 CONSOLIDATED BALANCE SHEET DATA:
          Working capital  . . . . . . . . . . . . . .   $ 2,541    $ 1,553      $ 3,438   $24,463     $32,959
          Total assets . . . . . . . . . . . . . . . .     3,130      3,365        7,457    34,587      58,364
          Long-term liabilities  . . . . . . . . . . .        --        294          415       650         755
          Mandatorily redeemable convertible
            preferred stock. . . . . . . . . . . . . .     5,522      8,244       10,801        --          --
          Stockholders' equity/(accumulated deficit) .   $(2,580)   $(6,204)     $(6,665)  $26,657     $39,431

                            THE VANTIVE CORPORATION
                            QUARTERLY FINANCIAL DATA

                                                                  Quarter Ended
                                     ------------------------------------------------------------------------
                                       Mar.     June     Sept.    Dec.      Mar.     June     Sept.     Dec.
                                        31,      30,      30,      31,      31,      30,       30,       31,
                                       1995     1995     1995     1995      1996     1996     1996      1996
                                       ----     ----     ----     ----      ----     ----     ----      ----
   Revenues:
    License  . . . . . . . . . . .   $ 3,053  $ 3,634  $ 4,289  $ 5,655   $ 7,088  $ 9,914  $11,102   $13,409
    Service  . . . . . . . . . . .     1,134    1,883    2,320    3,067     3,725    5,287    6,147     7,602
                                     -------  -------  -------  -------   -------  -------  -------   -------
       Total revenues  . . . . . .     4,187    5,517    6,609    8,722    10,813   15,201   17,249    21,011
 Cost of Revenues:
    License  . . . . . . . . . . .        35       47       51       31        56       97      113       126
    Service  . . . . . . . . . . .     1,053    1,477    1,510    1,928     2,322    2,769    3,316     3,856
                                     -------  -------  -------  -------   -------  -------  -------   -------
       Total cost of revenues  . .     1,088    1,524    1,561    1,959     2,378    2,866    3,429     3,982
                                     -------  -------  -------  -------   -------  -------  -------   -------
 Gross margin  . . . . . . . . . .     3,099    3,993    5,048    6,763     8,435   12,335   13,820    17,029
 Operating Expenses:
    Sales and marketing  . . . . .     1,876    2,390    2,946    4,370     4,826    5,100    6,462     8,288
    Research and development   . .       707      761      890      960     1,102    1,403    1,694     3,062
    General and administrative   .       414      459      641      654     1,079    1,136    1,511     1,663
                                     -------  -------  -------  -------   -------  -------  -------   -------
       Total operating expenses  .     2,997    3,610    4,477    5,984     7,007    7,639    9,667    13,013
                                     -------  -------  -------  -------   -------  -------  -------   -------
 Income from operations  . . . . .       102      383      571      779     1,428    4,696    4,153     4,016
 Other income/(expense), net . . .         9      (4)      131      302       272      287      370       357
                                     -------  -------  -------  -------   -------  -------  -------   -------
 Income before provision for
   income taxes  . . . . . . . . .       111      379      702    1,081     1,700    4,983    4,523     4,373
 Provision for income taxes  . . .        11       38       70      112       340    1,665    1,357     1,312
                                     -------  -------  -------  -------   -------  -------  -------   -------
 Net income  . . . . . . . . . . .   $   100  $   341  $   632  $   969   $ 1,360  $ 3,318  $ 3,166   $ 3,061
                                     =======  =======  =======  =======   =======  =======  =======   =======



                                                        As a Percentage of Total Revenues
                                   --------------------------------------------------------------------------
Revenues:
    License . . . . . . . . . . .     72.9%    65.9%    64.9%    64.8%    65.6%    65.2%     64.4%     63.8%
    Service . . . . . . . . . . .     27.1     34.1     35.1     35.2     34.4     34.8      35.6      36.2
                                     -----   ------   ------   ------   ------   ------    ------    ------

       Total revenues . . . . . .    100.0    100.0    100.0    100.0    100.0    100.0     100.0     100.0

Cost of Revenues:
    License . . . . . . . . . . .      0.8      0.8      0.8      0.4      0.5      0.7       0.7       0.6
    Service . . . . . . . . . . .     25.2     26.8     22.8     22.1     21.5     18.2      19.2      18.4
                                      ----     ----     ----     ----     ----     ----      ----      ----
       Total cost of revenues . .     26.0     27.6     23.6     22.5     22.0     18.9      19.9      19.0
                                      ----     ----     ----     ----     ----     ----      ----      ----
Gross margin  . . . . . . . . . .     74.0     72.4     76.4     77.5     78.0     81.1      80.1      81.0

Operating Expenses:
    Sales and marketing . . . . .     44.8     43.3     44.6     50.1     44.6     33.6      37.5      39.4

    Research and development  . .     16.9     13.8     13.5     11.0     10.2      9.2       9.8      14.6

    General and administrative  .      9.9      8.4      9.7      7.5     10.0      7.5       8.8       7.9
                                      ----     ----     ----     ----     ----     ----      ----      ----
       Total operating expenses .     71.6     65.5     67.8     68.6     64.8     50.3      56.1      61.9
                                      ----     ----     ----     ----     ----     ----      ----      ----

Income from operations  . . . . .      2.4      6.9      8.6      8.9     13.2     30.8      24.0      19.1

Other income/(expense), net . . .      0.3       --      2.0      3.5      2.5      1.9       2.1       1.7
                                      ----     ----     ----     ----     ----     ----      ----      ----
Income before provision for
  income taxes  . . . . . . . . .      2.7      6.9     10.6     12.4     15.7     32.7      26.1      20.8

Provision for income taxes  . . .      0.3      0.7      1.1      1.3      3.1     10.9       7.8       6.2
                                      ----     ----     ----     ----     ----     ----      ----      ----
Net income  . . . . . . . . . . .      2.4%     6.2%     9.5%    11.1%    12.6%    21.8%     18.3%     14.6%
                                      ====     ====     ====     ====     ====     ====      ====      ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company introduced its first product, Vantive Support, in July 1992, and introduced Vantive Quality and the Oracle version of Vantive Support in the fall of 1993. The Company introduced Vantive HelpDesk in August 1994, Vantive Sales in early 1995, and Vantive FieldService in early 1996. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent or named users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include post-contract support, consulting and training revenue. Of these service revenues, only post-contract support revenues are expected to be recurring. Post-contract support revenues accounted for approximately 12.1% of total revenues in 1996. Because concurrent user fees are not application specific, the breakdown of revenues attributable to specific applications for customers that have purchased more than one application cannot be precisely determined by the Company. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for 10% or more of total revenues in 1995 or 1996. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

         The Company's revenues are derived from software license fees and fees for its services. License revenues consist of license fees for the Company's products as well as fees from sublicensing third-party software products. The Company generally recognizes license fees upon shipment of software products if there are no significant post-delivery obligations, if collection is probable and if the license agreement requires payment within one year. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, post-contract support revenues and, to a lesser extent, training revenues. Consulting and training revenues generally are recognized as services are performed. Post-contract support revenues are recognized ratably over the term of the support period, which is typically one year. If post-contract support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract support services to customers. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met. See
Note 2 of Notes to Condensed Consolidated Financial Statements.

         International revenues, or revenues derived from sales to customers in foreign countries, accounted for approximately 19.0%, 9.8% and 9.3% of the Company's revenue in 1994, 1995 and 1996, respectively. The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected. As the Company continues to expand its international operations, significant costs may be incurred ahead of any anticipated international revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its foreign sales, it may be materially and adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, results of operations and financial condition.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipate," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements.

RESULTS OF OPERATIONS

         The following table sets forth the percentages that income statement items are to total revenues for the years ended December 31, 1994, 1995 and 1996:


                                                                             Year Ended December 31,
                                                                        ---------------------------------
                                                                         1994          1995         1996
                                                                         ----          ----         ----
 Revenues:
     License   . . . . . . . . . . . . . . . . . . . . . . . . . .       69.9%         66.4%        64.6%
     Service   . . . . . . . . . . . . . . . . . . . . . . . . . .       30.1          33.6         35.4
                                                                         ----          ----         ----
         Total revenues  . . . . . . . . . . . . . . . . . . . . .      100.0         100.0        100.0
 Cost of Revenues:
     License   . . . . . . . . . . . . . . . . . . . . . . . . . .        1.1           0.7          0.6
     Service   . . . . . . . . . . . . . . . . . . . . . . . . . .       23.3          23.8         19.1
                                                                         ----          ----         ----
         Total cost of revenues  . . . . . . . . . . . . . . . . .       24.4          24.5         19.7
                                                                         ----          ----         ----
 Gross margin  . . . . . . . . . . . . . . . . . . . . . . . . . .       75.6          75.5         80.3
 Operating Expenses:
     Sales and marketing   . . . . . . . . . . . . . . . . . . . .       49.6          46.3         38.4
     Research and development  . . . . . . . . . . . . . . . . . .       20.3          13.2         11.3
     General and administrative  . . . . . . . . . . . . . . . . .       10.8           8.7          8.4
                                                                         ----          ----         ----
         Total operating expenses  . . . . . . . . . . . . . . . .       80.7          68.2         58.1
                                                                         ----          ----         ----
 Operating income/(loss) . . . . . . . . . . . . . . . . . . . . .       (5.1)          7.3         22.2
 Other income/(expense)  . . . . . . . . . . . . . . . . . . . . .       (0.3)          1.8          2.0
                                                                         ----          ----         ----
 Income/(loss) before provision for income taxes . . . . . . . . .       (5.4)          9.1         24.2
 Provision for income taxes  . . . . . . . . . . . . . . . . . . .         --           0.9          7.3
                                                                         ----          ----         ----
 Net income/(loss)   . . . . . . . . . . . . . . . . . . . . . . .       (5.4%)         8.2%        16.9%
                                                                         ====          ====         ====

Revenues

         License. The Company increased its license revenues by 132.9% from $7.1 million in 1994 to $16.6 million in 1995, and by 149.6% to $41.5 million in 1996. These increases were due to the market's growing acceptance of the Company's products, in particular Vantive Support and Vantive HelpDesk, the introduction of the Company's products using the Microsoft SQL server relational database management system and the Microsoft NT operating systems, and increased sales as a result of the expansion of the Company's direct sales force. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

         Service. Service revenues are primarily comprised of fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 173.5% from $3.1 million in 1994 to $8.4 million in 1995 and by 170.8% to $22.8 million in 1996. The increase in service revenues was primarily due to the increase in consulting, post-contract support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

Cost of Revenues

         License. Cost of license revenues includes the costs of product media, product duplication and manuals. Cost of license revenues increased from $110,000, or 1.5% of related license revenues, in 1994, to $163,000, or 1.0% of related license revenues, in 1995 and to $392,000, or 0.9% of related license revenues, in 1996. The increase in absolute dollars in cost of license revenues was primarily due to the increase in volume shipments of the Company's software applications and the cost of sublicensing third-party software. The decrease in cost of license revenues as a percentage of the related license revenues was primarily due to economies of scale realized as a result of shipping greater quantities of product during the year ended December 31, 1996.

         Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support and training services. Cost of service revenues increased from $2.4 million, or 77.5% of related service revenues, in 1994, to $6.0 million, or 71.0% of related service revenues, in 1995 and to $12.3 million, or 53.9% of related service revenues, in 1996.
These increases in absolute dollars were due primarily to increases in consulting, support and training personnel, and third-party service providers during these periods. The decrease in cost of service revenues as a percentage of the related service revenues from 1995 to 1996 was primarily due to economies of scale realized as a result of a higher level of service activity and due post-contract support revenues constituting a higher proportion of total service revenues. The cost of services as a percentage of service revenues may vary between periods due to mix of services provided by the Company and the resources used to provide these services.

Operating expenses

         Sales and marketing. Sales and marketing expenses increased from $5.1 million, or 49.6% of revenues, in 1994 to $11.6 million, or 46.3% of revenues, in 1995 and to $24.7 million, or 38.4% of revenues, in 1996. These increases in absolute dollars were primarily related to the expansion of the Company's sales and marketing resources, increased commissions expenses as a result of higher sales levels and increased marketing activities, including direct mail, trade shows and other promotional expenses. The Company plans to continue to invest heavily in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percent of revenues over the coming year.

         Research and development. Research and development expenses increased from $2.1 million, or 20.3% of revenues, in 1994 to $3.3 million, or 13.2% of revenues, in 1995 and to $7.3 million, or 11.3% of revenues in 1996. Research and development expenses increased in absolute dollars primarily as a result of an increase in personnel and outside contractors to support the Company's product development activities. Over the coming years, the Company plans to continue to invest heavily in research and development. As a result, research and development expenses are anticipated to increase both in absolute dollars and as a percent of revenues.

         Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, costs which were eligible for capitalization for these periods were insignificant, and the Company charged its software development costs to research and development expense.

         General and administrative. General and administrative expenses increased from $1.1 million, or 10.8% of revenues, in 1994 to $2.2 million, or 8.7% of revenues, in 1995 and to $5.4 million, or 8.4% of revenues in 1996. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars.

         Provision for income taxes. The Company's provision for state and federal income taxes in 1994 was immaterial due to cumulative operating losses. The provision for income taxes for 1995 was $232,000 and $4,674,000 in 1996, based upon an estimated effective tax rate of approximately 10% and 30%, respectively, resulting primarily from state and federal alternate minimum and foreign taxes. See Note 10 of the Notes to Consolidated Financial Statements. The Company expects its effective tax rate to increase in 1997.

FINANCIAL CONDITION

         Total assets as of December 31, 1996 increased $23.8 million from December 31, 1995. The increase was primarily due to increases in cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, and property and equipment. Cash, cash equivalents and short-term investments increased by $6.4 million, primarily due to increased net income. Net accounts receivable increased $9.7 million primarily due to increased sales activity. Net property and equipment increased $4.1 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

         Current liabilities as of December 31, 1996 increased $10.9 million from December 31, 1995. The increase was due to increases in accounts payable, accrued liabilities and deferred revenues of $2.6 million, $4.6 million and $3.9 million, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and deferrals of revenues related to post- contract support.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided $10.3 million in 1996. The primary source of these funds was net income and increases in accounts payable, accrued liabilities and deferred revenues, partially offset by increases in accounts receivable and prepaid expenses and other current assets. Operating activities provided $4.7 million in 1995. The primary source of these funds was net income, increases in accounts payable, accrued liabilities and deferred revenues, partially offset by increases in accounts receivable.

         Investing activities used cash of $3.2 million in 1996, primarily for the purchase of capital equipment. Investing activities used cash of $10.3 million in 1995, primarily for the purchase of short-term, interest-bearing, investment-grade securities and, to a lesser extent, for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

         Financing activities provided cash of $1.3 million in 1996. The primary source of these funds was proceeds from issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations. Financing activities provided $20.1 million in 1995, principally due to proceeds from the Company's initial public offering completed in August 1995.

         At December 31, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $32.9 million. The Company believes that existing cash and short-term investments balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

BUSINESS RISKS

         This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         Future Operating Results Uncertain. The Company has experienced significant growth in revenues in recent periods. The Company does not believe that the historical growth rates of revenues, or the corresponding general declines of operating expenses as a percentage of revenues, will be sustainable or are indicative of future results. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many factors, including demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which
could adversely affect the Company's operating margins.   In this regard, the
Company has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick, and HBO and Company. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company was not profitable prior to 1995, and there can be no assurance that the Company will remain profitable on a quarterly or annual basis.

         Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of its customers, seasonality, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which could adversely affect the Company's operating
margins.   In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick and HBO and Company. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

         A significant portion of the Company's revenues in any quarter are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications businesses, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for Customer Asset Management software products is rapidly evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. The Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total revenues. The Company operates with little order backlog because its products are typically shipped shortly after orders are received. As a result of these factors, quarterly revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. In particular, the Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which includes hiring significant numbers of direct sales personnel, and developing relationships with high-end integrators and resellers. If revenues are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues, because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. The foregoing statements regarding the Company's future revenues and net income are forward-looking statements, and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

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

         Rapid Technological Change and Product Development Risks. The customer asset management market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. For example, the Company's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms, and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of such platforms. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. The success of the Company's products may also depend, in part, on the ability of the Company to effectively distribute its products through the Internet. There can be no assurance that the Company will be able to successfully change other aspects of its business, such as its distribution channels or cost structure, if technological changes in its market require such change. The Company's product development efforts are expected to require, from time to time, substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products, including but not limited to, Vantive Version 7.0, Vantive Version 7.1 and VanWeb 3.0. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance or that the Company's current or future products will conform to industry requirements. If the Company is unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

         Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Business-Product Development" on page 8 of this report.

         International Operations, Foreign Currency Fluctuations.
International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 19.0%, 9.8% and 9.3% of the Company's revenue in 1994, 1995 and 1996, respectively. The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected. As the Company continues to expand its international operations, significant costs may be incurred ahead of any anticipated international revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its foreign sales, it may be materially and adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, results of operations and financial condition.

         Competition. The Customer Asset Management software market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple software applications which can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise level and department level Customer Asset Management markets, such as Aurum Software, Inc., Clarify, Inc., Onyx Software, Scopus Technology and Siebel Systems, Inc. some of which have only recently entered these markets. The Company also competes with a substantial number of small private businesses and certain public businesses which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. In addition, the Company believes that existing competitors and new market entrants will attempt to develop fully integrated customer asset management information systems. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers which develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, the Baan Company and Oracle have each introduced a customer support module as part of their application suites. In addition, Oracle has recently announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses. The Company expects large software vendors in the ERP market may enter the Customer Asset Management market. These competitors have significantly greater financial, technical, marketing and other resources than the Company.

         The Company also expects that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition may increase as a result of both new software start ups entering the market as well as existing software industry vendors which may be planning to enter the market for Customer Asset Management applications. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

         The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scaleability, ability to integrate with products produced by other vendors, functionality, ease of use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

         Management of Expanding Operations; Dependence Upon Key Personnel.
The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company has recently hired a significant number of employees, including senior sales, marketing, research and development, and finance personnel, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase its total headcount. In addition, the Company's future performance depends in significant part upon attracting and retaining key technical, sales, senior management and financial personnel. In particular, delays in hiring sales or research and development personnel may have a material adverse effect on the Company's business, results of operations and financial condition. The loss of the services of one or more of the Company's executive officers or the inability to recruit other additional senior management could have a material adverse effect on the Company's business, results of operations and financial condition. Competition for such personnel is intense, and the inability to retain its key technical, sales, senior management and financial personnel or to attract, assimilate or retain other highly qualified technical, sales, senior management and financial personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

         Increased Use of Third Party Software. The Company currently markets a proprietary application development environment for its customers to tailor its applications. This application development environment is also used by the Company to build and modify its applications products. While the Company believes, based on interactions with its customers and potential customers, that it currently derives significant competitive advantage from this proprietary application development environment, it believes that competitive pressures, technological changes demanded by customers, and significant advances in the sophistication of third party application development tools such as Visual Basic for Applications will require the Company to make greater use of third party software in the future. In particular, the Company has recently announced that Vantive Encyclopedia, a Web-based marketing encyclopedia based on FirstFloor's Java-based server, and configuration capabilities, based on Calico Technology's configuration engine, will be available with Vantive Version 7.0. The Company has also announced that it has entered into a development partnership with PeopleSoft with the goal of developing joint applications. Vantive is currently integrating manufacturing and distribution applications available from PeopleSoft with the Vantive FieldService application. The greater use of third party software could require the Company to invest significant resources in rewriting some or all of its software applications products utilizing third party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation. There can be no assurance that the Company would be able to successfully rewrite its applications or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could have a material adverse effect on the Company's business, results of operations and financial condition. A recently defeated ballot initiative in California would have subjected corporations and their directors and officers to increased risk of suit and may prohibit corporations from indemnifying officers and directors and expose directors and officers of corporations to increased risk of personal liability. Such a law could increase litigation expenses and the cost of related insurance and adversely affect the financial position and results of operations of the Company. In addition, the increased risk of personal liability could interfere with the ability of the Company to attract and retain directors and officers, which in turn could adversely affect the Company's competitive position.

         Dependence on Emerging Markets for Customer Asset Management Software; Product Concentration. The Company's future financial performance will depend in large part on the growth in demand for individual Customer Asset Management applications as well as the number of organizations adopting comprehensive Customer Asset Management software information systems for their client/server and Web computing environments. To date, much of the Company's license revenues have resulted from sales of individual applications, particularly Vantive Support and Vantive HelpDesk. The markets for these applications are relatively new and undeveloped, and failure of these markets to develop would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company is investing in the sales, field service and quality automation markets. Should these markets fail to develop, not accept the Company's products, or cause the company to lose new business and or customers in its traditional markets, the Company would experience an adverse effect on the Company's business, results of operations and financial condition.

         The Company believes that an important competitive advantage for its software applications is their ability to be integrated with one another and with other back office applications software into a Customer Asset Management information system. If the demand for integrated suites of Customer Asset Management applications fails to develop, or develops more slowly than the Company currently anticipates, it could have a material adverse effect on the demand for the Company's applications and on its business, results of operations and financial condition. In addition, any other factor adversely affecting the demand for the Company's existing applications, particularly Vantive Support, Vantive HelpDesk and Vantive Quality, or newer applications such as Vantive-On-The-Go, Vantive Sales or Vantive FieldService could have a material adverse effect on the Company's business, results of operations and financial condition.

         Need to Expand Distribution Channels and Successfully Leverage Third-Party Relationships. An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships toward key vertical markets. An important element of the Company's product development strategy is to integrate with applications from ERP vendors. The Company is currently investing, and intends to continue to invest, significant resources toward these strategies, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining beneficial third party relationships. In this regard, the Company has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick and HBO and Company, and announced a partnership with PeopleSoft, an ERP vendor. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers, other third party distributors or ERP vendors. The Company's agreements with these third parties are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers, other third party distributors or ERP vendors, or the failure to effectively identify key vertical markets, could have a material adverse effect on the Company's business, results of operations and financial condition.

         Possible Volatility of Stock Price. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially, particularly on a quarterly basis. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

         Dependence on Licensed Technology. Vantive licenses technology on a non-exclusive basis from several businesses for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these products or to license other necessary products for use with its products or substantial increases in royalty payments under third party licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the effective implementation of the Company's products depends upon the successful operation of these licensed products in conjunction with the Company's products, and therefore any undetected errors in such licensed products may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and/or injure the Company's reputation. Such problems could have a material adverse effect on the Company's business, results of operations and financial condition.

            Dependence on Proprietary Technology; Risks of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company from infringement of its technology. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In particular, as the Company provides its licensees with access to the data model and other proprietary information underlying the Company's licensed applications, there can be no assurance that licensees or others will not develop products which infringe the Company's proprietary rights. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties, although the Company has in the past, and may in the future, receive communications alleging possible infringement of third party intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows and the functionality of products in such markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business-Intellectual Property and Other Proprietary Rights" on page 10 of this report.

         Product Liability. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in the Company's agreements may not be effective. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other businesses may entail the risk of such claims. A successful product liability action brought against the

Company could have a material adverse effect upon the Company's business, results of operations and financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Financial Statements and supplemental data of the Company required by this item are set forth at the pages indicated at Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to the directors and executive officers of the Company is set forth in Part I of this report under the caption "Directors and Executive Officers of the Registrant."

         Information required by this item with respect to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the definitive proxy statement for the Company's 1997 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS".

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS".

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated by reference from the Proxy Statement under the captions "STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS".

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                 8-K

         (a)     The following documents are filed as a part of this Form:


                                                                                                                      Page Number
                                                                                                                      -----------
                 1.       Financial Statements:
                          Report of Independent Public Accountants                                                          F-1

                          Consolidated Balance Sheets -
                          As of December 31, 1996 and 1995                                                                  F-2

                          Consolidated Statements of Operations -
                          For the Three Years Ended December 31, 1996                                                       F-3

                          Consolidated Statements of Stockholders' Equity/(Accumulated Deficit)-
                          For the Three Years Ended December 31, 1996                                                       F-4

                          Consolidated Statements of Cash Flows -
                          For the Three Years Ended December 31, 1996                                                       F-5

                          Notes to Consolidated Financial Statements                                                        F-6

                 2.       Computation of Net Income Per Share -
                          For years ended December 31, 1996, 1995 and 1994:                                                 S-1

                          List of Subsidiaries                                                                              S-2

                          Consent of Independent Public Accountants                                                         S-3

                          Valuation and Qualifying Accounts                                                                 S-4

                          All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                 3.       Exhibits:  See Index to Exhibits.  The Exhibits
                          listed in the accompanying Index to Exhibits are filed or
                          incorporated by reference as part of this report.

         (b)     Reports on Form 8-K:

                 None.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Vantive Corporation:

We have audited the accompanying consolidated balance sheets of The Vantive Corporation, (a Delaware corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity/(accumulated deficit) and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Vantive Corporation and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2. is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


San Jose, California
January 20, 1997

                            THE VANTIVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)


                                                                       December 31,
                                                              ---------------------------
                                                               1996                 1995
                                                              -------             -------
                            ASSETS
CURRENT ASSETS:
         Cash and cash equivalents......................      $26,017             $17,614
         Short-term investments.........................        6,853               8,815
         Accounts receivable, net of allowance for
           doubtful accounts of $780 and $325 in 1996
           and 1995, respectively.......................       13,775               4,049
         Prepaid expenses and other current assets......        4,492               1,265
                                                              -------             -------
                  Total current assets..................       51,137              31,743
         Property and equipment, net....................        6,764               2,628
         Other assets...................................          463                 216
                                                              -------             -------
TOTAL ASSETS............................................      $58,364             $34,587
                                                              =======             =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Accounts payable...............................      $ 3,230             $   619
         Accrued liabilities............................        7,760               3,179
         Current portion of capital lease obligations...          377                 530
         Deferred revenues..............................        6,811               2,952
                                                              -------             -------
                  Total current liabilities.............       18,178               7,280
         Capital lease obligations, net of current
           portion......................................          346                 571
         Other..........................................          409                  79
STOCKHOLDERS' EQUITY
         Preferred Stock:  $.001 par value, 2,000,000
           shares authorized; no shares issued and
           outstanding at December 31, 1996.............           --                  --
         Common Stock:  $.001 par value, 50,000,000
           shares authorized; 24,140,441 and 23,895,238
           shares issued and outstanding at December 31,
           1996 and 1995, respectively..................           24                  12
         Additional paid-in-capital.....................       33,410              31,538
         Cumulative translation adjustment..............          (25)                (22)
         Retained earnings/(accumulated deficit)........        6,022              (4,871)
                                                              -------             -------
                  Total stockholders' equity............       39,431              26,657
                                                              -------             -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............      $58,364             $34,587
                                                              =======             =======





  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)


                                                               For the Years Ended December 31,
                                                       -----------------------------------------------
                                                         1996                 1995              1994
                                                       -------              -------           --------
REVENUES:

         License ................................      $41,513              $16,631           $ 7,141
         Service ................................       22,761                8,404             3,073
                                                       -------              -------           -------
         Total revenues..........................       64,274               25,035            10,214

COST OF REVENUES.................................
         License.................................          392                  163               110
         Service.................................       12,263                5,968             2,383
                                                       -------              -------           -------
                  Total cost of revenues.........       12,655                6,131             2,493
                                                       -------              -------           -------
GROSS MARGIN.....................................       51,619               18,904             7,721

OPERATING EXPENSES:
         Sales and marketing.....................       24,676               11,582             5,068
         Research and development................        7,261                3,319             2,072
         General and administrative .............        5,389                2,167             1,099
                                                       -------              -------           -------
                  Total operating expenses.......       37,326               17,068             8,239
                                                       -------              -------           -------
INCOME/(LOSS) FROM OPERATIONS....................       14,293                1,836              (518)
                                                       -------              -------           -------
OTHER INCOME/(EXPENSE):
         Interest income ........................        1,445                  534                60
         Interest expense .......................         (159)                 (95)              (90)
                                                       -------              -------           -------
                  Total other income/(expense) ..        1,286                  439               (30)
                                                       -------              -------           -------
INCOME/(LOSS) BEFORE PROVISION FOR INCOME TAXES         15,579                2,275              (548)
PROVISION FOR INCOME TAXES.......................        4,674                  232                 -
                                                       -------              -------           -------
NET INCOME/(LOSS)................................      $10,905              $ 2,043           $  (548)
                                                       =======              =======           =======
NET INCOME PER SHARE ............................        $0.42                $0.09
                                                       =======              =======
PRO FORMA NET LOSS PER SHARE ....................                                             $ (0.03)
                                                                                              =======
SHARES USED IN PER SHARE COMPUTATION ............       25,847               23,012            17,570
                                                       =======              =======           =======





  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY/(ACCUMULATED DEFICIT)
               (In thousands, except share and per share amounts)

                                                                                                                      Total
                                                    Common Stock                                      Retained     Stockholders
                                                  -----------------      Additional     Cumulative    Earnings/       Equity/
                                                                Par        Paid-in     Translation   (Accumulated   (Accumulated
                                                    Shares     Value       Capital      Adjustment     Deficit)       Deficit)
                                                   ---------   -----     ----------    -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1993                       3,241,670    $1        $   161       $ --           $(6,366)       $(6,204)
         Exercise of stock options at
           $0.04 to $0.12 per share..........      1,377,376     1            103         --                --            104
         Repurchase of common stock at
           $0.09 per share...................       (100,000)   --             (9)        --                --             (9)
         Translation adjustment..............             --    --             --         (8)               --             (8)
         Net loss............................             --    --             --         --               548)          (548)
                                                   ---------    --         ------       ----           -------         ------
BALANCE AT DECEMBER 31, 1994                       4,519,046     2            255         (8)           (6,914)        (6,665)
         Exercise of stock options at
           $0.04 to $2.00 per share..........      1,414,068     1            288         --                --            289
         Repurchase of common stock
           at $0.09 to $0.50 per share.......        (14,628)   --             (3)        --                --             (3)
         Conversion of mandatorily
           redeemable convertible preferred
           stock into common stock:
                  Series A...................      3,523,106     2          1,487         --                --          1,489
                  Series B...................      6,101,538     3          4,822         --                --          4,825
                  Series C...................      2,381,718     1          2,067         --                --          2,068
                  Series D...................      2,083,334     1          2,468         --                --          2,469
         Common stock issued in initial
           public offering at $6.00 per
           share, net of insurance costs
           of $2,644.........................      3,800,000     2         20,154         --                --         20,156
         Warrant exercised for common
           stock  (Note 6)...................         87,056    --             --         --                --              -
         Translation adjustment..............             --    --             --        (14)               --            (14)
         Net income..........................             --    --             --         --             2,043          2,043
                                                  ----------    ---         ------      -----           -------        -------
BALANCE AT DECEMBER 31, 1995.................     23,895,238     12         31,538       (22)            (4,871)        26,657
         Exercise of stock options at $0.02
           to $6.38 per share................        246,854    --            498         --                --            498
         Repurchase of common stock at $0.04
           to $0.75 per share................        (44,452)   --            (20)        --                --            (20)
         Common stock issued under employee
           stock purchase plan...............         42,801    --            324         --                --            324
         Translation adjustment..............             --    --             --         (3)               --             (3)
         Stock dividend (2-for-1
           stock split)......................             --    12             --         --               (12)             -
         Disqualifying disposition of
           stock options.....................             --    --          1,070         --                --          1,070
         Net income..........................             --    --             --         --            10,905         10,905
                                                  ----------   ---        -------      -----          --------        -------
BALANCE AT DECEMBER 31, 1996.................     24,140,441   $24        $33,410      $ (25)         $  6,022        $39,431
                                                  ==========   ===        =======      =====          ========        =======





  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                               For the Years Ended December 31,
                                                                          ------------------------------------------
                                                                           1996              1995              1994
                                                                          -------           -------           ------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)..................................................   $10,905            $2,043            $(548)
    Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization......................................     1,388               637              347
    Provision for sales allowances and doubtful accounts...............       455               325               --
    Changes in net assets and liabilities -
       Increase in accounts receivable.................................   (10,181)           (1,600)          (1,607)
       Increase in prepaid expenses and other current assets...........    (3,377)             (840)            (361)
       Increase in other assets........................................      (247)             (120)             (48)
       Increase/(decrease) in accounts payable.........................     2,611              (442)             887
       Increase in accrued liabilities.................................     4,581             2,321              280
       Increase in long-term liabilities...............................       330                70               --
       Increase in deferred revenues...................................     3,859             2,261              559
                                                                          -------           -------          -------
                   Net cash provided by (used in) operating activities.    10,324             4,655             (491)
                                                                          -------           -------          -------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of short-term investments................................   (36,363)           (8,815)              --
    Maturities of short-term investments...............................    38,325                --               --
    Purchases of property and equipment................................    (5,180)           (1,483)            (172)
                                                                          -------           -------          -------
                   Net cash used in investing activities...............    (3,218)          (10,298)            (172)
                                                                          -------           -------          -------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net proceeds from sale of mandatorily redeemable convertible
        preferred stock................................................        --                --            2,557
    Net proceeds from issuance of common stock.........................     1,892            20,445              104
    Repurchase of common stock.........................................       (20)               (3)              (9)
    Payments on capital lease obligations..............................      (572)             (325)            (189)
                                                                          -------           -------          -------
                   Net cash provided by financing activities...........     1,300            20,117            2,463
                                                                          -------           -------          -------
NET INCREASE IN CASH AND CASH EQUIVALENTS..............................     8,406            14,474            1,800
EFFECT OF EXCHANGE RATE CHANGES ON CASH................................        (3)              (14)              (8)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................    17,614             3,154            1,362
                                                                          -------           -------          -------
CASH AND CASH EQUIVALENTS, END OF PERIOD...............................   $26,017           $17,614          $ 3,154
                                                                          =======           =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY
    Cash paid for interest.............................................      $159              $101              $80
                                                                          -------           -------          -------
    Cash paid for income taxes.........................................    $4,375               $80               $-
                                                                          =======           =======          =======





  The accompanying notes are an integral part of these consolidated financial statements.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1996

1.       THE COMPANY:

    The Vantive Corporation (formerly ProActive Software, Inc.) was incorporated on October 25, 1990. During 1994, The Vantive Corporation established two wholly-owned subsidiaries: one in the United Kingdom and one in Canada. During 1995, the Vantive Corporation established a wholly-owned subsidiary in the Netherlands and in 1996 established wholly owned subsidiaries; France, Germany, Australia and Singapore. The Vantive Corporation and subsidiaries (the "Company") operate in a single industry segment and are involved in the design, marketing and support of a suite of client/server customer interaction software applications including marketing and sales, customer support, defect tracking, field service and internal help desk functions.

    In September 1996, the Company declared a two-for-one stock split in the form of a 100% stock dividend paid in October 1996. All common and common equivalent shares and per share amounts in the accompanying consolidated financial statements have been restated to reflect the stock split.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

   Foreign Currency Translation

   The functional currency of the Company's subsidiaries is the local currency. Accordingly, the Company applies the current rate method to translate the subsidiaries' financial statements into U.S. dollars. Translation adjustments are included as a separate component of stockholders' equity/(accumulated deficit) in the accompanying consolidated financial statements.

   Revenue Recognition

   The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of post-contract support, consulting and training services performed for customers who license its products.

   Revenues from perpetual software license agreements are recognized as revenues upon shipment of the software if there are no significant post-delivery obligations, if collection is probable and if payment is due within one year. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in relicensing the Company's products to end-users.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




   Revenues from post-contract support services are recognized ratably over the term of the support period. If post-contract support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract support services to customers. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

   Cost of license revenues consists of the cost of media on which product is delivered. Cost of service revenues consists primarily of salaries, benefits and allocated overhead costs related to consulting training and the customer support persons.

   Deferred revenues primarily relate to post-contract support which has been paid by the customers prior to the performance of these services.

   Major Customers

   During 1994, 1995 and 1996, no customer accounted for 10% or more of total revenues.

   Export Sales

   Export sales, which consist of domestic sales to customers in foreign countries, were as follows:

                                                                             For the Year
                                                                           December 31, 1994
                                                                           -----------------
                      Europe                                                      14%
                      Australia                                                   1%
                      Canada and other                                            4%

   For 1995 and 1996, export sales were less than 10% of total revenues.

   Cash and Cash Equivalents

   For purposes of the Statement of Cash Flows, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company's cash investments have consisted of certificates of deposit, treasury bills and commercial paper with a maturity of three months or less and money market accounts.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




   Statement of Cash Flows

   For purposes of the Statement of Cash Flows, non-cash transactions for the years ended December 31, 1994, 1995 and 1996 include capital lease additions of approximately $458,000, $781,000 and $194,000, respectively.

   Investments

   The Company accounts for its investments under the provision of Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities." All investments purchased during 1995 and 1996 were debt securities which the Company has the intent and ability to hold until maturity, therefore all such investments are classified as held to maturity investments and carried at amortized cost in the accompanying financial statements.

   As of December 31, 1996, the Company's investments consisted of the following (in thousands):



                                                                                 Maturity of Securities
                                                                                 -----------------------
                                                                       Amortized
                                                                      Cost Basis                   Within One Year
                                                                      ----------                   ---------------
 Debt securities by the U.S. Treasury and
   other U.S. government agencies                                       $  973                          $  973
 Corporate debt securities                                               5,880                           5,880
                                                                        ------                          ------
                                                                        $6,853                          $6,853
                                                                        ======                          ======

   As of December 31, 1995, the Company's investments consisted of the following (in thousands):



                                                                                 Maturity of Securities
                                                                                 -----------------------
                                                                      Amortized
                                                                     Cost Basis                    Within One Year
                                                                     ----------                    ---------------
 Debt securities by the U.S. Treasury and
 other U.S. government agencies                                         $4,893                          $4,893
 Corporate debt securities                                               3,922                           3,922
                                                                        ------                          ------
                                                                        $8,815                          $8,815
                                                                        ======                          ======

   At December 31, 1995 and 1996, the estimated fair value of these securities approximated cost, and the amount of gross unrealized gains or gross unrealized losses was not significant.

   Concentration of Credit Risk

   Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of accounts receivable. The Company generally does not require collateral on accounts receivable as a majority of the Company's customers are large, well established companies. The Company provides reserves for credit losses and such losses have been insignificant.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




   Property and Equipment

   Property and equipment are carried at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements) which range from two to seven years.

   The Company was required to adopt Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for its fiscal year beginning January 1, 1996. The impact of the adoption did not have a material effect on the Company's consolidated financial condition or results of operations.

   Software Development Costs

   The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For 1994, 1995 and 1996, costs which were eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

   Net Income Per Share and Pro Forma Net Loss Per Share

   For periods after the Company's initial public offering in August 1995, net income per share has been computed using the weighted average number of common and common equivalent shares (using the treasury stock method for outstanding stock options).

   For the year ended December 31, 1994 and for the portion of 1995 preceding the initial public offering, net income per share was computed on a pro forma basis.

   Pro forma net loss per share was computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consisted of Mandatorily redeemable convertible preferred stock (using the if converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares were excluded from the computation if their effect was antidilutive except that pursuant to the Securities and Exchange Commission Staff Accounting Bulletins and staff policy, such computations included all common and common equivalent shares issued within the twelve months preceding the filing date as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price of $6.00 per share). Mandatorily redeemable convertible preferred stock and warrants outstanding during the period were included (using the if converted method) in the computation as common equivalent shares even though the effect was anti-dilutive.

   Use of Estimates

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




3.      PROPERTY AND EQUIPMENT:

   Property and equipment, at cost, consist of the following (in thousands):



                                                                               December 31,
                                                                            -----------------
                                                                            1996         1995
                                                                            ----         ----
       Computer and office equipment . . . . . . . . . . . . . . .         $5,726       $2,762
       Furniture and fixtures  . . . . . . . . . . . . . . . . . .          1,899          191
       Leasehold improvements  . . . . . . . . . . . . . . . . . .            366          279
       Purchased software  . . . . . . . . . . . . . . . . . . . .          1,158          499
                                                                           ------         ----
                                                                            9,149        3,731
       Less accumulated depreciation and amortization  . . . . . .         (2,385)      (1,103)
                                                                           ------       ------
                                                                           $6,764       $2,628
                                                                           ======       ======

   Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $1,703,000 and $1,897,000 as of December 31, 1995 and 1996, respectively. Accumulated amortization on the leased assets was approximately $731,000 and $1,272,000 as of December 31, 1995 and 1996, respectively.


4.      ACCRUED LIABILITIES:

   Accrued liabilities consist of the following (in thousands):

                                                                             December 31,
                                                                           ---------------
                                                                           1996       1995
                                                                           ----       ----
         Employee compensation . . . . . . . . . . . . . . . . . .        $1,427     $  800
         Commissions . . . . . . . . . . . . . . . . . . . . . . .         2,395      1,273
         Other . . . . . . . . . . . . . . . . . . . . . . . . . .         3,938      1,106
                                                                          ------     ------
         Total . . . . . . . . . . . . . . . . . . . . . . . . . .        $7,760     $3,179
                                                                          ======     ======


5.      COMMITMENTS AND CAPITAL LEASE OBLIGATIONS:

   The Company leases its facilities under noncancelable operating lease agreements which expire on various dates through December of 2003.

   Borrowings are secured by the purchased equipment. As of December 31, 1996, the Company had acquired approximately $880,000 of equipment under an equipment lease line which expired in March 1996.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




   Minimum future lease payments under noncancelable capital and operating leases as of December 31, 1996 are summarized as follows (in thousands):

                                                                                  Capital     Operating
                                                                                   Leases       Leases
                                                                                   ------       ------
         1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $   513       $ 2,210
         1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            252         1,917
         1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19         1,697
         2000  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,535
         2001  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,566
         Thereafter  . . . . . . . . . . . . . . . . . . . . . . . . . . .             --         1,224
                                                                                  -------       -------
           Total minimum lease payments  . . . . . . . . . . . . . . . . .            784       $10,149
                                                                                                =======
         Less:  Amount representing interest at 10.0% - 11.2%  . . . . . .            (61)
                                                                                  -------
         Present value of lease payments . . . . . . . . . . . . . . . . .            723
         Less:  Current portion  . . . . . . . . . . . . . . . . . . . . .           (377)
                                                                                  -------
         Long-term portion . . . . . . . . . . . . . . . . . . . . . . . .        $   346
                                                                                  =======

        Rental expense was approximately $419,000, $740,000 and $1,447,000 in 1994, 1995 and 1996, respectively.


6.      MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED STOCK AND WARRANTS:

Mandatorily Redeemable Preferred Stock

   In conjunction with the initial public offering of the Company's Common Stock in 1995, all outstanding shares of Mandatorily Redeemable Convertible Preferred Stock were automatically converted into Common Stock upon the closing of the Offering. Additionally, 104,562 shares of Common Stock were issued upon the exercise of certain warrants for Preferred Stock upon the closing of the Offering.

Warrants

   In connection with several financing and leasing transactions in 1992 through 1994, the Company issued three series of warrants to purchase an aggregate of 63,804 shares of Series B preferred stock at $0.80 per share, 62,894 shares of Series C preferred stock at $0.88 per share and 41,668 shares of Series D preferred stock at $1.20 per share. During June 1995, the Series B warrant holders exercised their warrants. All other warrants were exercised upon the closing of the initial public offering and immediately converted to shares of Common Stock. The value of the warrants at the date of issuance was nominal; therefore, no value was assigned to the warrants for accounting purposes. Holders of warrants for 104,562 shares of Series C and D agreed to receive a lesser number of shares of common stock (87,056 shares) upon exercise and conversion of their warrants, the difference representing an amount of shares that would have been sold at the initial public offering price to pay for the common stock exercise under the warrant.

7.      COMMON STOCK AND PREFERRED STOCK

   The Company is authorized to issue 50,000,000 shares of Common Stock and 2,000,000 shares of undesignated Preferred Stock and the Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




   All shares of common stock issued by the Company as a result of the exercise of stock options under the 1991 Stock Option Plan are subject to stock repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original price paid for the shares (See Note 8). As of December 31, 1996, 486,860 shares of common stock at $0.08 to $4.50 per share are subject to repurchase.


8.      STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

   Under the Company's 1991 Stock Option Plan (the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the market price on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the market price on the date of grant. Options granted under the Option Plan are immediately exercisable, subject to a right of repurchase in favor of the Company for all unvested shares. Option grants under the Option Plan generally expire ten years after the date of grant and generally vest over a four year period. In addition, in the event of a Change in Control (as defined) of the Company's ownership, the Company has agreed with the President and other officers that they will be credited with 12 months of service for purposes of option vesting. As of December 31, 1996, a total of 7,000,000 shares of common stock have been authorized by the Company's stockholders for grant under the plan.

   Option activity under the 1991 Stock Option Plan is as follows:

                                                                                        Options Outstanding
                                                                                    ---------------------------
                                                                      Shares        Number of    Weighted Average
                                                                     for Grant        Shares     Exercise Price
                                                                      --------       ---------   ----------------
       Balance, December 31, 1993  . . . . . . . . . . .               670,482       2,463,204        $0.08
         Granted . . . . . . . . . . . . . . . . . . . . .            (685,500)        685,500        $0.11
         Exercised . . . . . . . . . . . . . . . . . . . .                  --      (1,377,376)       $0.08
         Canceled  . . . . . . . . . . . . . . . . . . . .             189,076        (189,076)       $0.08
                                                                    ----------      ----------
       Balance, December 31, 1994  . . . . . . . . . . .               174,058       1,582,252        $0.09
         Authorized  . . . . . . . . . . . . . . . . . . .           3,707,262              --           --
         Granted . . . . . . . . . . . . . . . . . . . . .          (2,095,100)      2,095,100        $3.12
         Exercised   . . . . . . . . . . . . . . . . . . .                  --      (1,413,818)       $0.20
         Canceled  . . . . . . . . . . . . . . . . . . . .              94,880         (94,880)       $0.78
         Unvested shares repurchased . . . . . . . . . . .              14,628              --        $0.81
                                                                    ----------      ----------
       Balance, December 31, 1995  . . . . . . . . . . .             1,895,728       2,168,654        $2.91
         Authorized  . . . . . . . . . . . . . . . . . . .                  --              --           --
         Granted . . . . . . . . . . . . . . . . . . . . .          (1,652,975)      1,652,975       $18.82
         Exercised . . . . . . . . . . . . . . . . . . . .                  --        (246,854)       $2.08
         Canceled  . . . . . . . . . . . . . . . . . . . .             498,251        (498,251)       $9.99
         Unvested shares repurchased . . . . . . . . . . .              44,452              --        $8.79
                                                                    ----------      ----------
       Balance, December 31, 1996  . . . . . . . . . . .               785,456       3,076,524       $10.81
                                                                    ==========      ==========

   As of December 31, 1996, all of the outstanding options were immediately exercisable in full on the date of grant subject to repurchase of unvested shares by the Company at cost and at the option of the Company if employment is terminated.

   The Company's 1995 Outside Directors Stock Option Plan (the "Directors Plan") was adopted in July 1995. A total of 400,000 shares of Common Stock has been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of nonstatutory stock options to future nonemployee directors of the Company including

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




an option to purchase 30,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the Company and an additional option to purchase 10,000 shares of Common Stock on the next anniversary. The exercise price per share of all options granted under the Directors Plan shall be equal to the market price of the Company's Common Stock on the date of grant of the option. As of December 31, 1996, 180,000 option shares have been granted of which 30,000 shares have been canceled. Of these, 150,000 shares were outstanding as December 31, 1996 and no options have been exercised. Such shares vest over four years.

   The Company's 1995 Employee Stock Purchase Plan (the "Purchase Plan") was adopted in July 1995. A total of 700,000 shares of Common Stock has been reserved for issuance under the Purchase Plan. The Purchase Plan will enable eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. During 1996, 42,801 shares were purchased under the Purchase Plan.

   In October 1995, the Financial Accounting Standards Board issued Statement No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans and requires additional disclosures for those companies who elect not to adopt the new method of accounting. The Company has adopted SFAS No. 123 in fiscal 1996, and in accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related interpretations in accounting for its stock option and stock purchase plans. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                                               1996        1995
                   -------------------------------------------------------------
                   Net income - as reported                   $10,905     $2,043
                   Net income - pro forma                     $ 7,904     $1,483

                   Primary earnings per share - as reported   $  0.42     $ 0.09
                   Primary earnings per share - pro forma     $  0.31     $ 0.06

   Because the FASB Statement No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

    The weighted average fair values of options granted during 1995 and 1996 were $1.63 and $9.78, respectively. The options outstanding at December 31, 1996, have exercise prices between $0.04 and $34.63, with a weighted average exercise price of $10.81 and a weighted average remaining contractual life of
8.84 years.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates ranged from 5 to 7 percent; expected dividend yields of 0%; expected lives of 0.22 years beyond vest date; and expected volatility of 85%.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996






                                                     OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                                                              AS OF DECEMBER 31, 1996

                                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
    ------------------------------------------------------------------------------    --------------------------------------------
                                                       Weighted
          Range of           Number Outstanding        Remaining      Weighted          Number Exercisable        Weighted Average
      Exercise Prices     As of December 31, 1996     Contractual   Exercise Price    As of December 31, 1996      Exercise Price
    ------------------    -----------------------     -----------   --------------    -----------------------     ----------------
     $ 0.040 - $ 1.500               860,705              7.88         $ 0.9053                860,705               $ 0.9053

     $ 2.000 - $ 7.000               650,314              8.48         $ 3.2298                650,314               $ 3.2298

     $ 7.250 - $12.750               977,729              9.27         $11.6749                977,729               $11.6749

     $17.500 - $34.250               721,150              9.71         $27.7435                588,650               $29.5587

     $34.625 - $34.625                16,626              9.91         $34.6250                 16,626               $34.6250
                                   ---------              ----         --------              ---------               --------
     $ 0.040 - $34.625             3,226,524              8.84         $10.8096              3,094,024               $10.4297


    The table above includes options outstanding under the 1991 Employee and 1995 Outside Directors Stock Option Plans.

    As of December 31, 1996, the Company has reserved 3,226,524 shares of common stock for future issuance upon the exercise of currently outstanding stock options.

9.   THE VANTIVE CORPORATION 401(k) PLAN:

    During 1993, the Company adopted the Vantive Corporation 401(k) Plan (the "401(k) Plan"). The 401(k) Plan is administered by the Company.

    All employees who are 21 years of age or older are entitled to participate on their first day of employment. Under the 401(k) Plan, eligible employees are entitled to make tax-deferred contributions and the Company may, at its discretion, make matching or discretionary contributions to the 401(k) Plan.

    For the years ended December 31, 1994, 1995 and 1996, no matching or discretionary contributions were made by the Company.

10.   INCOME TAXES:

    The Company has accounted for income taxes pursuant to Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes," since its inception. SFAS No. 109 provides for an asset and liability approach to accounting for income taxes under which deferred income taxes are provided based upon enacted tax laws and rates applicable to the periods in which taxes become payable.

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996



         The provision for income taxes consists of the following (in thousands):

                                                                          December 31,
                                                         ----------------------------------------------
                                                          1996                1995                 1994
                                                          ----                ----                 ----
          Current:
                  Federal   . . . . . . . . .            $3,729                $133                 $--
                  State   . . . . . . . . . .               748                  99                  --
                  Foreign   . . . . . . . . .               197                  --                  --
                                                         ------                ----                 ---
                                                         $4,674                $232                 $--
                                                         ------                ----                 ---
          Deferred:
                  Federal   . . . . . . . . .                --                  --                  --
                  State   . . . . . . . . . .                --                  --                  --
                  Foreign   . . . . . . . . .                --                  --                  --
                                                         ------                ----                 ---
                                                         $   --                $ --                 $--
                                                         ------                ----                 ---

         The provision for income taxes is net of the benefit of a net operating loss carryforward of $2.3 million for the year ended December 31, 1996.

    The provision for income taxes was based upon income before taxes as follows (in thousands):

                                                                           December 31,
                                                         ----------------------------------------------
                                                          1996                 1995               1994
                                                         ------               ------              -----
           Domestic  . . . . . . . . . . . . .           $15,495              $2,934              $(461)
           Foreign . . . . . . . . . . . . . .                84               (659)                (87)
                                                         -------              ------              -----
                Total  . . . . . . . . . . . .           $15,579              $2,275              $(548)
                                                         =======              ======              =====

         The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

                                                                                 1996                1995
                                                                                -----               ------
           Provision at U.S. statutory rate . . . . . . . . . . . . . .         35.00%               35.00%
           State income taxes, net of federal benefit . . . . . . . . .          5.47                 1.45
           Change in valuation allowance  . . . . . . . . . . . . . . .         (8.42)              (32.27)
           Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .         (2.05)                5.82
                                                                                -----                -----
                                                                                30.00%               10.00%
                                                                                =====                =====

                    THE VANTIVE CORPORATION AND SUBSIDIARIES

                               DECEMBER 31, 1996




         The components of the net deferred tax assets are as follows (in thousands):

                                                                    December 31,
                                                             ----------------------

                                                              1996            1995
                                                             ------         -------
           Deferred tax assets:
               Net operating loss carryforwards  . .         $  224         $  1,169
               Capitalized start-up costs  . . . . .             28               77
               Tax credit carryforwards  . . . . . .             --              513
               Accruals not currently deductible   .          1,239              145
               Other   . . . . . . . . . . . . . . .           (186)             165
                                                              -----          -------
                                                              1,305            2,069
               Valuation allowance   . . . . . . . .           (754)          (2,069)
                                                             ------          -------
                    Net deferred tax asset . . . . .         $  551          $    --
                                                             ======          =======



         As of December 31, 1996, the Company had net operating loss carryforwards of approximately $659,000. These net operating loss carryforwards expire in various periods from 2000 to 2002. The change in the valuation allowance in 1996 primarily relates to realization of net operating loss carryforwards. The net deferred tax asset is included as a component of prepaid expenses and other current assets on the accompanying balance sheet.

                                   SIGNATURES


pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       The Vantive Corporation
                                       (Registrant)





                                       /s/ Kathleen A. Murphy
                                       --------------------------------------
                                       Kathleen A. Murphy
                                       Chief Financial Officer (Principal
                                       Financial Officer)


                                       Date:  March 28, 1997

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Luongo and/or Kathleen A. Murphy as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 1997 by the following persons on behalf of the registrant and in the capacities and on the date indicated.


                 Signature                                              Title
                 ---------                                              -----
/s/ John R. Luongo                                  President, Chief Executive Officer and Director
----------------------------------------------      (Principal Executive Officer)
   (John R. Luongo)


/s/ Kathleen A. Murphy                              Vice President, Finance and Administration, Chief
----------------------------------------------      Financial Officer (Principal Financial Officer)
   (Kathleen A. Murphy)


/s/ Michael M. Loo                                  Vice President, Finance (Principal Accounting
----------------------------------------------      Officer)
   (Michael M. Loo)


/s/ Roger J. Sippl                                  Chairman of the Board of Directors
----------------------------------------------
   (Roger J. Sippl)

/s/ Aneel Bhusri                                    Director
----------------------------------------------
   (Aneel Bhusri)

/s/ William H. Davidow                              Director
----------------------------------------------
   (William H. Davidow)

/s/ Kevin G. Hall                                   Director
----------------------------------------------
   (Kevin G. Hall)

/s/ Raymond L. Ocampo Jr                            Director
----------------------------------------------
   (Raymond L. Ocampo Jr.)

/s/ Peter A. Roshko                                 Director
----------------------------------------------
   (Peter A. Roshko)

                                  EXHIBIT 11.1

                            THE VANTIVE CORPORATION
                      COMPUTATION OF NET INCOME PER SHARE

                     (In thousands, except per share data)

                                                                                      Year Ended December 31,
                                                                              -------------------------------------
 PRIMARY                                                                       1996           1995           1994
                                                                               ----           ----           ----
 Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .            $10,905        $ 2,043        $  (548)
                                                                              =======        =======        =======
 Weighted average common shares outstanding  . . . . . . . . . . .             24,002         21,034          4,038
 Weighted average common equivalent shares:
    Weighted average preferred stock outstanding . . . . . . . . .                 --             --         11,842
    Weighted average preferred stock warrants outstanding  . . . .                 --             --            156
    Common stock option grants . . . . . . . . . . . . . . . . . .              1,845          1,212             --
 Adjustments to reflect requirements of the Securities and
    Exchange Commission's Staff Accounting Bulletin No. 83:
    Common stock issuances . . . . . . . . . . . . . . . . . . . .                 --             --             --
    Preferred stock issuances  . . . . . . . . . . . . . . . . . .                 --             --             --
    Common stock option grants . . . . . . . . . . . . . . . . . .                 --            766          1,532
                                                                              -------        -------        -------
 Pro forma total weighted average common shares and equivalents. .                                           17,568
                                                                                                            -------
 Pro forma net loss per share  . . . . . . . . . . . . . . . . . .                                          $ (0.03)
                                                                                                            =======
 Total weighted average common shares and equivalents  . . . . . .             25,847         23,012
                                                                               ======         ======
 Net income per share  . . . . . . . . . . . . . . . . . . . . . .             $ 0.42         $ 0.09
                                                                               ======         ======

                                                                                       Year Ended December 31,
                                                                              --------------------------------------
FULLY DILUTED                                                                    1996           1995         1994
                                                                                 ----           ----         ----
Net income (loss)  . . . . . . . . . . . . . . . . . . . . . . . .             $10,905        $ 2,043       $  (548)
                                                                               =======        =======       ========
Weighted average common shares outstanding . . . . . . . . . . . .              24,002         21,034          4,038
Weighted average common equivalent shares:
   Weighted average preferred stock outstanding  . . . . . . . . .                  --             --         11,842
   Weighted average preferred stock warrants outstanding . . . . .                  --             --            156
   Common stock option grants  . . . . . . . . . . . . . . . . . .               1,936          1,282             --
Adjustments to reflect requirements of the Securities and Exchange and Commission's Staff Accounting Bulletin No. 83:
   Common stock issuances  . . . . . . . . . . . . . . . . . . . .                  --             --             --
   Preferred stock issuances . . . . . . . . . . . . . . . . . . .                  --             --             --
   Common stock option grants  . . . . . . . . . . . . . . . . . .                  --            766          1,532
                                                                               -------        -------       --------
Pro forma total weighted average common shares and equivalents . .                                            17,568
                                                                                                            --------
Pro forma net loss per share   . . . . . . . . . . . . . . . . . .                                          $  (0.03)
                                                                                                            ========
Total weighted average common shares and equivalents . . . . . . .              25,938         23,082
                                                                                ======         ======
Net income per share   . . . . . . . . . . . . . . . . . . . . . .              $ 0.42         $ 0.09
                                                                                ======         ======

                                  EXHIBIT 21.1

                            THE VANTIVE CORPORATION


                              LIST OF SUBSIDIARIES


                                           Jurisdiction of                      Ownership
Name of Subsidiary                          Incorporation                      Percentage
------------------                          -------------                      ----------
Always An Adventure International, Inc.      Canada                               100%

Vantive Australia PTY Limited                Australia                            100%

Vantive B.V.                                 The Netherlands                      100%

Vantive Canada PTE Ltd.                      Canada                               100%

Vantive France, SARL                         France                               100%

Vantive Germany, GmbH                        Germany                              100%

Vantive Singapore, Inc.                      Singapore                            100%

Vantive UK Limited                           United Kingdom                       100%

                                  EXHIBIT 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed Registration Statement File No. 333-960 on Form S-8.


                                       ARTHUR ANDERSEN LLP


San Jose, California

March 28, 1997

                                   SCHEDULE I
                    THE VANTIVE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                             AMOUNTS
                                                             BALANCE AT    CHARGED TO                   BALANCE
                                                              BEGINNING    PROFIT AND                  AT END OF
 DESCRIPTION                                                   OF YEAR        LOSS       DEDUCTIONS      YEAR
 -----------                                                   -------        ----       ----------      ----
 Year ended December 31, 1994

    Allowance for doubtful accounts  . . . . . . . . . .       $  ----      $  ----       $  ----       $  ----

 Year ended December 31, 1995

    Allowance for doubtful accounts  . . . . . . . . . .       $  ----      $   325       $  ----       $  325

 Year ended December 31, 1996

    Allowance for doubtful accounts  . . . . . . . . . .       $   325      $   455       $  ----       $  780

            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT


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
                 July 20, 1977 (John Arrillaga Separate Property Trust) as amended, and Richard T. Peery, Trustee, or his
                 Successor Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the
                 Company.
         10.16   Lease Agreement dated September 4, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA
                 dated July 20, 1977 (Arrillaga Family Trust) as amended and Richard T. Peery, Trustee, or his Successor
                 Trustee, UTA July 20, 1977 (Richard T. Peery Separate Trust) as amended, and the Company.
         11.1    Computation of Net Income Per Share (See page S-1).
         21.1    List of Subsidiaries (See page S-2).
         23.1    Consent of Arthur Andersen LLP, Independent Public Accountants (See page S-3).
         24.1    Power of Attorney (See page 32).
         27.1    Financial Data Schedule.


____________________________

* Incorporated by reference from the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+   Confidential Treatment has been granted for portions of this exhibit.