Form 10-Q
period 1997-03-31
VANTIVE CORP
filed 1997-05-15
CIK 947549

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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


                                    YES  X    NO
                                       -----    -----

The number of shares of the Registrant's $0.001 par value Common Stock outstanding on May 2, 1997, was 24,257,367.







                        This report consists of 20 pages.

                             THE VANTIVE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of                    3
                     March 31, 1997 and December 31, 1996

                     Condensed Consolidated Statements of Operations                4
                     for the Three Months Ended March 31, 1997 and 1996

                     Condensed Consolidated Statements of Cash Flows                5
                     for the Three Months Ended March 31, 1997 and 1996

                     Notes to Condensed Consolidated Financial Statements           6

         Item 2:     Management's Discussion and Analysis of Financial              8
                     Condition and Results of Operations

PART II:  OTHER INFORMATION

         Item 1:     Legal Proceedings                                             18

         Item 2:     Changes in Securities                                         18

         Item 3:     Defaults upon Senior Securities                               18

         Item 4:     Submissions of Matters to a Vote of Security Holders          18

         Item 5:     Other Information                                             18

         Item 6:     Exhibits and Reports on Form 8-K                              19

         Signatures                                                                20

Part I:  Financial Information
Item I: Financial Statements

                             THE VANTIVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)



                                                         March 31,    December 31,
                                                            1997          1996
                                                         ---------    ------------
                                                        (unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents .....................        $26,659        $26,017
   Short-term investments ........................          6,863          6,853
   Accounts receivable, net ......................         16,805         13,775
   Prepaid expenses and other current assets .....          4,299          4,492
                                                          -------        -------
      Total current assets .......................         54,626         51,137
   Property and equipment, net ...................          8,389          6,764
   Other assets ..................................            527            463
                                                          =======        =======
TOTAL ASSETS .....................................        $63,542        $58,364
                                                          =======        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities ......        $13,899        $11,367
   Deferred revenues .............................          6,652          6,811
                                                          -------        -------
      Total current liabilities ..................         20,551         18,178
   Long-term liabilities .........................            725            755
STOCKHOLDERS' EQUITY
   Common stock ..................................             24             24
   Additional paid-in-capital ....................         33,671         33,385
   Retained earnings .............................          8,571          6,022
                                                          -------        -------
      Total stockholders' equity .................         42,266         39,431
                                                          =======        =======
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......        $63,542        $58,364
                                                          =======        =======




                             See accompanying notes

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (In Thousands, Except Per Share Data)



                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                           1997           1996
                                                         --------       --------
                                                        (unaudited)     (unaudited)
REVENUES:
   License .......................................       $ 15,026       $  7,088
   Service .......................................          7,497          3,725
                                                         --------       --------
     Total revenues ..............................         22,523         10,813
COST OF REVENUES:
   License .......................................            120             56
   Service .......................................          4,044          2,322
                                                         --------       --------
     Total cost of revenues ......................          4,164          2,378
                                                         --------       --------
GROSS MARGIN .....................................         18,359          8,435
OPERATING EXPENSES:
   Sales and marketing ...........................          9,662          4,826
   Research and development ......................          3,299          1,102
   General and administrative ....................          1,719          1,079
                                                         --------       --------
     Total operating expenses ....................         14,680          7,007
                                                         --------       --------
OPERATING INCOME .................................          3,679          1,428
OTHER INCOME .....................................            367            272
                                                         --------       --------
INCOME BEFORE PROVISION FOR INCOME TAXES .........          4,046          1,700
PROVISION FOR INCOME TAXES .......................          1,497            340
                                                         ========       ========
NET INCOME .......................................       $  2,549       $  1,360
                                                         ========       ========
NET INCOME PER SHARE .............................       $   0.10       $   0.05
                                                         ========       ========
SHARES USED IN PER SHARE COMPUTATION .............         26,215         25,466
                                                         ========       ========




                             See accompanying notes

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)



                                                                            Three Months Ended
                                                                                 March 31,
                                                                          -----------------------
                                                                            1997          1996
                                                                          --------       --------
                                                                         (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................      $  2,549       $  1,360
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................           454            249
      Provision for sales allowances and doubtful accounts .........           124            200
      Changes in net assets and liabilities -
         Increase in accounts receivable ...........................        (3,154)        (1,689)
         Decrease in prepaid expenses and other current assets .....           193             64
         Increase in other assets ..................................           (64)          (101)
         Increase in accounts payable/accrued liabilities ..........         2,490            681
         Increase/(decrease) in deferred revenues ..................          (159)           636
         Increase in long-term liabilities .........................           132             33
                                                                          --------       --------
            Net cash provided by operating activities ..............         2,565          1,433
                                                                          --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of short-term investments ..............................           (10)           (85)
   Purchase of property and equipment ..............................        (2,079)          (868)
                                                                          --------       --------
            Net cash used in investing activities ..................        (2,089)          (953)
                                                                          --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..........................           318              8
   Repurchase of common stock ......................................          --               (9)
   Payments on capital lease obligations ...........................          (120)          (137)
                                                                          --------       --------
            Net cash provided by (used in) financing activities ....           198           (138)
                                                                          --------       --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................           674            342
EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................           (32)           (15)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................        26,017         26,429
                                                                          ========       ========
CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................      $ 26,659       $ 26,756
                                                                          ========       ========



                             See accompanying notes

                             THE VANTIVE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED


1.       BASIS OF PRESENTATION

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

         NET INCOME PER SHARE

         Net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No.
128), "Earnings per Share," which the Company will be required to adopt on a retroactive basis in the fourth quarter of 1997. The pro forma effect of SFAS No. 128 for the first quarter would be as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                            --------------------
                                                              1997       1996
                                                            --------   --------
                Reported earnings per share ..........      $   0.10   $   0.05
                Basic earnings per share (pro forma) .      $   0.11   $   0.06
                Diluted earnings per share (pro forma)      $   0.10   $   0.05

         SOFTWARE DEVELOPMENT COSTS

         The Company capitalizes eligible computer software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying condensed consolidated statements of operations.

         INVESTMENTS

         The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investments as held to maturity investments as defined under the provisions of SFAS 115 and carries such investments at amortized cost in the accompanying financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             THE VANTIVE CORPORATION

         The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company introduced its first product, Vantive Support, in July 1992, and introduced Vantive Quality and the Oracle version of Vantive Support in the fall of 1993. The Company introduced Vantive HelpDesk in August 1994, Vantive Sales in early 1995, and Vantive FieldService in early 1996. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent or named users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include post-contract support, consulting and training revenue. Of these service revenues, only post-contract support revenues are expected to be recurring. Post-contract support revenues accounted for approximately 12.5% and 12.9% of total revenues, in the quarters ended March 31, 1997 and 1996, respectively. Because concurrent user fees are not application specific, the breakdown of revenues attributable to specific applications for customers that have purchased more than one application cannot be precisely determined by the Company. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, during the quarter ended March 31, 1997 and 1996, no customer accounted for 10% or more of total revenues. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

         The Company's revenues are derived from software license fees and fees for its services. License revenues consist of license fees for the Company's products as well as fees from sublicensing third-party software products. The Company generally recognizes license fees upon shipment of software products if there are no significant post-delivery obligations, if collection is probable and if the license agreement requires payment within one year. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, post-contract support revenues and, to a lesser extent, training revenues. Consulting and training revenues generally are recognized as services are performed. Post-contract support revenues are recognized ratably over the term of the support period, which is typically one year. If post-contract support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such post-contract support services to customers. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where licenses fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met. See
Note 2 of Notes to Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentages that income statement items are to total revenues for the quarters ended March 31, 1997 and 1996.

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                                Three Months Ended
                                                     March 31,
                                                ------------------
                                                 1997       1996
                                                -----       -----
                                             (unaudited) (unaudited)
REVENUES:
   License .............................         66.7%       65.6%
   Service .............................         33.3%       34.4%
                                                -----       -----
      Total revenues ...................        100.0%      100.0%
COST OF REVENUES:
   License .............................          0.5%        0.5%
   Service .............................         18.0%       21.5%
                                                -----       -----
      Total cost of revenues ...........         18.5%       22.0%
                                                -----       -----
GROSS MARGIN ...........................         81.5%       78.0%
OPERATING EXPENSES:
   Sales and marketing .................         42.9%       44.6%
   Research and development ............         14.7%       10.2%
   General and administrative ..........          7.6%       10.0%
                                                -----       -----
      Total operating expenses .........         65.2%       64.8%
                                                -----       -----
OPERATING INCOME .......................         16.3%       13.2%
OTHER INCOME ...........................          1.6%        2.5%
                                                -----       -----
INCOME BEFORE PROVISION FOR INCOME TAXES         17.9%       15.7%
PROVISION FOR INCOME TAXES .............          6.6%        3.1%
                                                =====       =====
NET INCOME .............................         11.3%       12.6%
                                                =====       =====

REVENUES

         LICENSE. License revenues increased by 112% from $7.1 million to $15.0 million, in the quarters ended March 31, 1996 and 1997, respectively. The increase in license revenues was primarily due to the market's growing acceptance of the Company's products, in particular Vantive Support and Vantive HelpDesk, introduction of Vantive Sales, Vantive FieldService, the introduction of the Company's products using the Microsoft SQL server relational database management system and the Microsoft NT operating system, and increased sales as a result of the expansion of the Company's direct sales force. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

         SERVICE. Service revenues are primarily comprised of fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 101% from $3.7 million to $7.5 million, in the quarters ended March 31, 1996 and 1997, respectively. The increase in service revenues was primarily due to the increase in consulting, post-contract support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third-party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

COST OF REVENUE

         LICENSE. Cost of license revenues includes the cost of product media, sublicensing fees for third-party software when bundled with the Company's products, product duplication and manuals. Cost of license revenues increased from approximately $56,000, or 0.8% of the related license revenues in the quarter ended March 31, 1996, to $120,000, or 0.8% of the related license revenues in the quarter ended March 31, 1997. The increase in absolute dollars in cost of license revenues was primarily due to the increases in volume shipments of the Company's software applications and the cost of sublicensing third-party software.

         SERVICE. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support and training services. Cost of service revenues increased from $2.3 million, or 62.3% of the related service revenues in the quarter ended March 31, 1996, to $4.0 million, or 53.9% of the related service revenues in the quarter ended March 31, 1997. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel, and third-party service providers during these periods. The decrease in cost of service revenues as a percentage of the related service revenues was primarily due to economies of scale realized as a result of a higher level of service activity and due to post-contract support revenues, which has a higher margin than other services, constituting a higher proportion of total service revenues. The cost of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

OPERATING EXPENSES

         SALES AND MARKETING. Sales and marketing expenses increased from $4.8 million, or 44.6% of revenues, to $9.7 million, or 42.9% of revenues, in the quarters ended March 31, 1996 and 1997, respectively. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expense as a result of higher sales levels and increased marketing activities, including direct mail, trade shows and promotional expenses. The Company plans to continue to invest heavily in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percent of revenues over the coming quarters.

         RESEARCH AND DEVELOPMENT. Research and development expenses increased from $1.1 million, or 10.2% of revenues to $3.3 million, or 14.7% of revenues, in the quarters ended March 31, 1996 and 1997, respectively. Research and development expenses increased in absolute dollars and as a percentage of total revenues primarily as a result of an increase in personnel and outside contractors to support the Company's product development activities. Over the coming quarters, the Company plans to continue to invest heavily in research and development. As a result, research and development expenses are anticipated to increase both in absolute dollars and as a percent of revenues.

         Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, costs which were eligible for capitalization for these periods were insignificant, and the Company charged all software development costs to research and development expense.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $1.1 million, or 10.0% of revenues, to $1.7 million, or 7.6% of revenues, in the quarters ended March 31, 1996 and 1997, respectively. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars. The decrease as a percentage of total revenues reflects, in part, the increase in revenues and the Company's ongoing efforts to reduce certain general and administrative expenses through improvements in business processes.

         PROVISION FOR INCOME TAXES. The Company's provision for state, federal and foreign income taxes was $340,000 and $1.5 million for the quarters ended March 31, 1996 and 1997, based upon an estimated effective tax rate of approximately 20% and 37%, respectively. The primary reason for the increase in the effective tax rate is that the Company utilized its remaining domestic net operating loss carryforward during 1996 and had no such net operating loss carryforwards remaining to benefit the 1997 tax rate.


BUSINESS RISKS

         This report includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

         The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease of use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

         MANAGEMENT OF EXPANDING OPERATIONS; DEPENDENCE UPON KEY PERSONNEL. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company has recently hired a significant number of employees, including senior sales, marketing, research and development, and finance personnel, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase its total headcount. In addition, the Company's future performance depends in significant part upon attracting and retaining key technical, sales, senior management and financial personnel. In particular, delays in hiring sales or research and development personnel may have a material adverse effect on the Company's business, results of operations and financial condition. The loss of the services of one or more of the Company's executive officers or the inability to recruit other additional senior management could have a material adverse effect on the Company's business, results of operations and financial condition. Competition for such personnel is intense, and the inability to retain its key technical, sales, senior management and financial personnel or to attract, assimilate or retain other highly qualified technical, sales, senior management, and financial personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

         INCREASED USE OF THIRD-PARTY SOFTWARE. The Company currently markets a proprietary application development environment for its customers to tailor its applications. This application development environment is also used by the Company to build and modify its applications products. While the Company believes, based on interactions with its customers and potential customers, that it currently derives significant competitive advantage from this proprietary application development environment, it believes that competitive pressures, technological changes demanded by customers, and significant advances in the sophistication of third party application development tools such as Visual Basic for Applications will require the Company to make greater use of third party software in the future. In particular, the Company has recently announced that Vantive Encyclopedia, a Web-based marketing encyclopedia based on FirstFloor's Java-based server, and configuration capabilities, based on Calico Technology's configuration engine, will be available with Vantive Version 7.0. The Company has also announced that it has entered into a development partnership with PeopleSoft with the goal of developing joint applications. Vantive is currently integrating manufacturing and distribution applications available from PeopleSoft with the Vantive FieldService application. The greater use of third party software could require the Company to invest significant resources in rewriting some or all of its software applications products utilizing third party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation. There can be no assurance that the Company would be able to successfully rewrite its applications or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could have a material adverse effect on the Company's business, results of operations and financial condition. A recently defeated ballot initiative in California would have subjected corporations and their directors and officers to increased risk of suit and may prohibit corporations from indemnifying officers and directors and expose directors and officers of corporations to increased risk of personal liability. Such a law could increase litigation expenses and the cost of related insurance and adversely affect the financial position and results of operations of the Company. In addition, the increased risk of personal liability could interfere with the ability of the Company to attract and retain directors and officers, which in turn could adversely effect the Company's competitive position.

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

         In addition to the "Business Risks" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the "Business Risks" section of the Company's 1996 Report on Form 10-K filed with the Securities and Exchange Commission.

FINANCIAL CONDITION

         Total assets as of March 31, 1997, increased $5.2 million from December 31, 1996. The increase was primarily due to increases in cash from operations, accounts receivable and property and equipment. The combined balance of cash and short-term investments increased by $0.7 million, primarily due to increased net income. Net accounts receivable increased $3.0 million primarily due to increased sales revenues. Net property and equipment increased $1.6 million, primarily due to equipment purchases to support the growth of the Company's business.

         Current liabilities as of March 31, 1997, increased $2.4 million from December 31, 1996. The increase was primarily due to increases in accounts payable and accrued liabilities. These increases were primarily due to increased expense levels and accruals associated with higher revenues.

LIQUIDITY AND CAPITAL RESOURCES

         Operating activities provided cash of $2.6 million, in the quarter ended March 31, 1997. The primary source of these funds was net income and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable. Operating activities provided cash of $1.4 million in the quarter ended March 31, 1996. The primary sources of these funds were net income and increases in deferred revenues and in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.

         Investing activities used cash of $2.1 million, in the quarter ended March 31, 1997, primarily for the purchase of capital equipment. Investing activities used cash of $1.0 million, in the quarter ended March 31, 1996, primarily for the purchase of capital equipment and, to a lesser extent, purchase of short-term, interest-bearing, investment-grade securities. The Company does not currently have any material commitments for capital equipment acquisitions.

         Financing activities provided cash of $198,000 in the quarter ended March 31, 1997. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations. Financing activities used cash of $138,000 in the quarter ended March 31, 1996, primarily for payments on capital lease obligations.

         At March 31, 1997, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $33.5 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

PART II: OTHER INFORMATION

Item 1:  Legal Proceedings:

                  Not Applicable.

Item 2:  Changes in Securities:

                  Not Applicable.

Item 3:  Defaults upon Senior Securities:

                  Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders:

                  Not Applicable.

Item 5:  Other Information:

                  Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K:

         A.       Exhibits

     *   3.1      Form of Agreement and Plan of Merger between The Vantive
                  Corporation, a California corporation, and The Vantive
                  Corporation, a Delaware corporation.
     *   3.2      Bylaws.
     *   10.1     Form of Indemnity Agreement for officers and directors.
     *   10.2     1991 Stock Option Plan, as amended.
     *   10.3     1995 Outside Directors Stock Option Plan.
     *   10.4     1995 Employee Stock Purchase Plan.
     *   10.5     Offer Letter dated May 21, 1993 between the Company and John
                  R. Luongo.
     *   10.6     Offer Letter dated April 6, 1995 between the Company and John
                  M. Jack.
     *+  10.7     Value Added Reseller License Agreement dated October 5, 1993 by and between Inference Corporation and the Company.
     *+           10.8 Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies Corporation doing business as Summit Software Company and the Company.
     *+  10.9     International VAR Agreement dated March 26, 1992 between
                  Oracle Corporation and the Company, as amended.
         10.9.1   International VAR Agreement dated June 28, 1996 between Oracle
                  Corporation and the Company, as amended.
     *+  10.10    Value Added Remarketer Agreement dated December 20, 1991
                  between Sybase, Inc. and the Company, as amended.
     *   10.11    Security and Loan Agreement dated May 12, 1995 between the
                  Company and Imperial Bank. *+ 10.12 Application Bridge API VAR
                  License Agreement dated January 22, 1993 between the Company and Prospect Software, Inc.
     *+  10.13    Compensation Letter dated May 10, 1995 between the Company and
                  John R. Luongo.
     *+  10.14    Compensation Letter dated May 10, 1995 between the Company and
                  Steven M. Goldsworthy.
         10.15    Lease Agreement dated January 13, 1995 between John Arrillaga,
                  Trustee, or his Successor Trustee, UTA dated July 20, 1977
                  (John Arrillaga Separate Property Trust) as amended, and
                  Richard   T. Peery, Trustee, or his Successor Trustee, UTA
                  dated July 20, 1977 (Richard T. Peery Separate Property Trust)
                  as amended, and the Company.
     #   10.16    Lease Agreement dated September 4, 1996 between John
                  Arrillaga, Trustee, or his Successor Trustee, UTA dated July
                  20, 1977 (Arrillaga Family Trust) as amended, and Richard T.
                  Peery, Trustee, or his Successor Trustee, UTA dated July 20,
                  1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
         27.1     Financial Summary Table




* Incorporated by reference from the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+    Confidential Treatment has been granted for portions of this exhibit.

# This exhibit has only been included in the 1996 Report on Form 10-K filed with the Securities and Exchange Commission.


              B.  Reports of Form 8-K

                  No report of Form 8-K was filed by the Company during the three month period ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE VANTIVE CORPORATION


Dated:  May 11, 1996                          By: /s/ Kathleen Murphy
                                                  ------------------------------
                                                  Kathleen Murphy
                                                  Chief Financial Officer
                                                  (Principal Financial Officer)


Dated:  May 11, 1996                          By: /s/ Michael M. Loo
                                                  ------------------------------
                                                  Michael M. Loo
                                                  Vice President, Finance
                                                  (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT #                              DESCRIPTION
---------                              -----------
27                 Financial Data Schedule