Form 10-Q
period 1997-06-30
VANTIVE CORP
filed 1997-08-11
CIK 947549

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549

                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-26592

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     The number of shares of the Registrant's $0.001 par value Common Stock outstanding on August 4, 1997, was 24,327,681.

                       This report consists of 21 pages.

================================================================================

                            THE VANTIVE CORPORATION

                                   FORM 10-Q

                               TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
                                PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
        Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31,
        1996.......................................................................      3
        Condensed Consolidated Statements of Operations for the Three Months Ended
        June 30, 1997 and 1996 and the Six Months ended June 30, 1997 and 1996.....      4
        Condensed Consolidated Statements of Cash Flows for the Six Months ended
        June 30, 1997 and 1996.....................................................      5
        Notes to Condensed Consolidated Financial Statements.......................      6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations.................................................................      8

                                 PART II. OTHER INFORMATION
Item 1. Legal Proceedings..........................................................     18
Item 2. Changes in Securities......................................................     18
Item 3. Defaults upon Senior Securities............................................     18
Item 4. Submissions of Matters to a Vote of Security Holders.......................     18
Item 5. Other Information..........................................................     18
Item 6. Exhibits and Reports on Form 8-K...........................................     19
Signatures.........................................................................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE VANTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                         JUNE 30,     DECEMBER 31,
                                                                           1997           1996
                                                                        -----------   ------------
                                                                        (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents...........................................    $23,342       $ 26,017
  Short-term investments..............................................      9,802          6,853
  Accounts receivable, net............................................     18,103         13,775
  Prepaid expenses and other current assets...........................      5,359          4,492
                                                                          -------        -------
          Total current assets........................................     56,606         51,137
  Property and equipment, net.........................................      9,961          6,764
  Other assets........................................................      1,503            463
                                                                          -------        -------
TOTAL ASSETS..........................................................    $68,070       $ 58,364
                                                                          =======        =======

                               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and other accrued liabilities......................    $ 9,980       $  8,137
  Commissions payable.................................................      2,804          2,395
  Consulting expenses payable.........................................      1,110            835
  Deferred revenues...................................................      7,943          6,811
                                                                          -------        -------
          Total current liabilities...................................     21,837         18,178
  Long-term liabilities...............................................        524            755
STOCKHOLDERS' EQUITY:
  Preferred Stock: $.001 par value, 2,000,000 shares authorized; no
     shares issued and outstanding at June 30, 1997...................         --             --
  Common Stock: $.001 par value, 50,000,000 shares authorized;
     24,282,349 shares at June 30, 1997 and 24,140,441 shares at
     December 31, 1996 issued and outstanding.........................         24             24
  Additional paid-in-capital..........................................     34,048         33,410
  Retained earnings...................................................     11,637          5,997
                                                                          -------        -------
          Total stockholders' equity..................................     45,709         39,431
                                                                          =======        =======
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................    $68,070       $ 58,364
                                                                          =======        =======

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                            JUNE 30,                    JUNE 30,
                                                    -------------------------   -------------------------
                                                       1997          1996          1997          1996
                                                    -----------   -----------   -----------   -----------
                                                    (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
REVENUES:
  License.........................................    $16,893       $ 9,914       $31,919       $17,002
  Service.........................................      9,117         5,287        16,614         9,012
                                                      -------       -------       -------       -------
          Total revenues..........................     26,010        15,201        48,533        26,014
COST OF REVENUES:
  License.........................................        182            97           302           153
  Service.........................................      4,975         2,769         9,019         5,091
                                                      -------       -------       -------       -------
          Total cost of revenues..................      5,157         2,866         9,321         5,244
                                                      -------       -------       -------       -------
GROSS MARGIN......................................     20,853        12,335        39,212        20,770
OPERATING EXPENSES:
  Sales and marketing.............................     10,674         5,100        20,336         9,926
  Research and development........................      3,610         1,403         6,909         2,505
  General and administrative......................      2,037         1,136         3,756         2,215
                                                      -------       -------       -------       -------
          Total operating expenses................     16,321         7,639        31,001        14,646
OPERATING INCOME..................................      4,532         4,696         8,211         6,124
OTHER INCOME......................................        390           287           757           559
                                                      -------       -------       -------       -------
INCOME BEFORE PROVISION FOR INCOME TAXES..........      4,922         4,983         8,968         6,683
PROVISION FOR INCOME TAXES........................      1,817         1,665         3,314         2,005
                                                      -------       -------       -------       -------
NET INCOME........................................    $ 3,105       $ 3,318       $ 5,654       $ 4,678
                                                      =======       =======       =======       =======
NET INCOME PER SHARE..............................    $  0.12       $  0.13       $  0.22       $  0.18
                                                      =======       =======       =======       =======
SHARES USED IN PER SHARE COMPUTATION..............     26,141        25,626        26,178        25,546
                                                      =======       =======       =======       =======

                            THE VANTIVE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                       ---------------------------
                                                                          1997            1996
                                                                       -----------     -----------
                                                                       (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income.........................................................    $ 5,654         $ 4,678
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization...................................      1,100             548
     Provision for sales allowances and doubtful accounts............        449             285
     Changes in net assets and liabilities --
       Increase in accounts receivable...............................     (4,777)         (3,506)
       Increase in prepaid expenses and other current assets.........       (942)           (297)
       Increase in other assets......................................     (1,040)            (20)
       Increase in accounts payable and other accrued liabilities....      1,809           2,094
       Increase/(decrease) in commissions payable....................        409            (145)
       Increase in consulting expenses payable.......................        275             371
       Increase in deferred revenues.................................      1,132           2,351
       Increase in long-term liabilities.............................         39              57
                                                                         -------         -------
          Net cash provided by operating activities..................      4,108           6,416
                                                                         -------         -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments.................................     (2,949)         (1,916)
  Purchase of property and equipment.................................     (4,221)         (1,985)
                                                                         -------         -------
          Net cash used in investing activities......................     (7,170)         (3,901)
                                                                         -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock.............................        638             325
  Repurchase of common stock.........................................         --             (15)
  Payments on capital lease obligations..............................       (237)            (98)
                                                                         -------         -------
          Net cash provided by financing activities..................        401             212
                                                                         -------         -------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS.................     (2,661)          2,727
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................        (14)              4
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.......................     26,017          17,614
                                                                         =======         =======
CASH AND CASH EQUIVALENTS, END OF PERIOD.............................    $23,342         $20,345
                                                                         =======         =======

                            THE VANTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

  Revenues

     The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of post-contract support, consulting and training services performed for customers that license its products.

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

                            THE VANTIVE CORPORATION

                                  (UNAUDITED)

  Net Income Per Share

     Net income per share is computed using the weighted average number of outstanding shares of common stock and common stock equivalents from outstanding stock options (when dilutive using the treasury stock method). In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No.
128), "Earnings per Share," which the Company will be required to adopt on a retroactive basis in the fourth quarter of 1997. The pro forma effect of SFAS No. 128 for the three months and for the six months ended June 30, 1997 and 1996 would be as follows:

                                                        THREE MONTHS      SIX MONTHS ENDED
                                                       ENDED JUNE 30,         JUNE 30,
                                                      ----------------    ----------------
                                                       1997      1996      1997      1996
                                                      ------    ------    ------    ------
        Reported earnings per share.................  $ 0.12    $ 0.13    $ 0.22    $ 0.18
        Basic earnings per share....................  $ 0.13    $ 0.14    $ 0.23    $ 0.20
        Diluted earnings per share..................  $ 0.12    $ 0.13    $ 0.22    $ 0.18

  Software Development Costs

     The Company capitalizes eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying condensed consolidated statements of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            THE VANTIVE CORPORATION

     The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company introduced its first product, Vantive Support, in July 1992, and introduced Vantive Quality and the Oracle version of Vantive Support in the fall of 1993. The Company introduced Vantive HelpDesk in August 1994, Vantive Sales in early 1995, and Vantive FieldService in early 1996. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent or named users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include post-contract support, consulting and training revenue. Of these service revenues, only post-contract support revenues are expected to be recurring. Post-contract support revenues accounted for approximately 12.0% and 12.5% of total revenues, in the six months ended June 30, 1996 and 1997, respectively. Because concurrent user fees are not application specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. During the quarter ended June 30, 1996, two customers accounted for approximately 16% and 11% of total revenues. However, during the quarter ended June 30, 1997, no customer accounted for 10% or more of total revenues. During the first six months of 1996 and 1997, no customers accounted for 10% or more of total revenues. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

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

RESULTS OF OPERATIONS

     The following table sets forth the percentages that income statement items are to total revenues for the three months ended and six months ended June 30, 1997 and 1996.

                            THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       JUNE 30,                        JUNE 30,
                                              ---------------------------     ---------------------------
                                                 1997            1996            1997            1996
                                              -----------     -----------     -----------     -----------
                                              (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
REVENUES:
  License...................................      64.9%           65.2%           65.8%           65.4%
  Service...................................      35.1            34.8            34.2            34.6
                                                 -----           -----           -----           -----
          Total revenues....................     100.0           100.0           100.0           100.0
COST OF REVENUES:
  License...................................       0.7             0.7             0.6             0.6
  Service...................................      19.1            18.2            18.6            19.6
                                                 -----           -----           -----           -----
          Total cost of revenues............      19.8            18.9            19.2            20.2
                                                 -----           -----           -----           -----
GROSS MARGIN................................      80.2            81.1            80.8            79.8
OPERATING EXPENSES:
  Sales and marketing.......................      41.1            33.6            41.9            38.2
  Research and development..................      13.9             9.2            14.2             9.6
  General and administrative................       7.8             7.5             7.8             8.5
                                                 -----           -----           -----           -----
          Total operating expenses..........      62.8            50.3            63.9            56.3
                                                 -----           -----           -----           -----
OPERATING INCOME............................      17.4            30.8            16.9            23.5
                                                 -----           -----           -----           -----
OTHER INCOME................................       1.5             1.9             1.6             2.2
                                                 -----           -----           -----           -----
INCOME BEFORE PROVISION FOR INCOME TAXES....      18.9            32.7            18.5            25.7
PROVISION FOR INCOME TAXES..................       7.0            10.9             6.8             7.7
                                                 -----           -----           -----           -----
NET INCOME..................................      11.9%           21.8%           11.7%           18.0%
                                                 =====           =====           =====           =====

REVENUES

     License. License revenues increased by 70.4% from $9.9 million to $16.9 million, in the quarters ended June 30, 1996 and 1997, respectively, and by 87.7% from $17.0 million, in the first six months of 1996 to $31.9 million, in the first six months of 1997. The increase in license revenues was primarily due to the market's growing acceptance of the Company's products, in particular Vantive Support and Vantive HelpDesk, the introduction of Vantive Sales, Vantive FieldService, the introduction of the Company's products using the Microsoft SQL server relational database management system and the Microsoft NT operating system, and increased sales as a result of the expansion of the Company's direct sales force. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

     Service. Service revenues are primarily comprised of fees from consulting, post-contract support and, to a lesser extent, training services. Service revenues increased by 72.4% from $5.3 million to $9.1 million, in the quarters ended June 30, 1996 and 1997, respectively, and by 84.4% from $9.0 million, in the first six months of 1996 to $16.6 million, in the first six months of 1997. The increase in service revenues was primarily due to the increase in consulting, post-contract support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third-party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

COST OF REVENUE

     License. Cost of license revenues includes the cost of product media, product duplication, manuals and royalties due on embedded third-party licenses. Cost of license revenues was approximately $97,000, or 1.0% of the related license revenues and $182,000, or 1.1% of the related license revenues, in the quarters ended June 30, 1996 and 1997, respectively, and was approximately $153,000 in the first six months of 1996 and approximately $302,000 in the first six months of 1997, or 0.9% and 0.9% of the related license revenues, respectively. The increase in cost of license revenues was primarily due to the increases in volume shipments of the Company's software applications and royalties due on embedded third-party licenses.

     Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support and training services. Cost of service revenues was $2.8 million, or 52.4% of the related service revenues and $5.0 million, or 54.6% of the related service revenues, in the quarters ended June 30, 1996 and 1997, respectively, and was $5.1 million, in the first six months of 1996 and $9.0 million, in the first six months of 1997, or 56.5% and 54.3% of the related services revenues for these periods, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel during these periods. Cost of service revenues decreased as a percentage of service revenues between the first six months of June 30, 1996, and the first six months of June 30, 1997, primarily due to economies of scale realized as a result of higher level of service activity and due to post-contract support revenues, which has a higher margin than other services, constituting a higher proportion of total service revenues. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

OPERATING EXPENSES

     Sales and Marketing. Sales and marketing expenses increased from $5.1 million, or 33.6% of revenues to $10.7 million, or 41.1% of revenues, in the quarters ended June 30, 1996 and 1997, respectively. Sales and marketing expenses increased by 105% from $9.9 million, or 38.2% of revenues, in the first six months of 1996 to $20.3 million, or 41.9% of revenues, in the first six months of 1997. The increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expense as a result of higher sales levels and increased marketing activities, including direct mail, trade shows and promotional expenses.

     Research and Development. Research and development expenses increased from $1.4 million, or 9.2% of revenues to $3.6 million, or 13.9% of revenues, in the quarters ended June 30, 1996 and 1997, respectively. Research and development expenses increased by 176% from $2.5 million, or 9.6% of revenues, in the first six months of 1996 to $6.9 million, or 14.2% of revenues, in the first six months of 1997.

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

     General and Administrative. General and administrative expenses increased from $1.1 million, or 7.5% of revenues to $2.0 million, or 7.8% of revenues, in the quarters ended June 30, 1996 and 1997, respectively. General and administrative expenses increased 70% from $2.2 million, or 8.5% of revenues, in the first six months of 1996 to $3.8 million, or 7.8% of revenues, in the first six months of 1997. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. General and administrative expenses decreased as a percentage of total revenues between the first six months of June 30, 1996, and the first six months of June 30, 1997, as a result of the ability of the Company to increase revenues without a corresponding increase in general and administrative expenses.

     Provision for Income Taxes. The Company's provision for state, federal and foreign income taxes for the three months ended June 30, 1997, was $1.8 million, based upon an estimated effective tax rate of approximately 37% compared to the effective tax rate of 30% for fiscal 1996. The primary reason for the increase in the effective tax rate is that the Company utilized its remaining domestic net operating loss carryforwards during 1996 and had no such net operating loss carryforwards remaining to benefit the 1997 tax rate.

BUSINESS RISKS

     This report includes a number of forward-looking statements, which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

     Future Operating Results Uncertain. The Company has experienced significant growth in revenues in recent periods. The Company does not believe that the historical growth rates of revenues will be sustainable or are indicative of future results. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many factors, including demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick, HBO and Company and Lucent Technologies. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company was not profitable prior to 1995, and there can be no assurance that the Company will remain profitable on a quarterly or annual basis.

     Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and may in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of its customers, seasonality, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat

Marwick, HBO and Company and Lucent Technologies. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled.

     Significant portions of the Company's revenues in any quarter are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications businesses, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for Customer Asset Management software products is rapidly evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. The Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total revenues. The Company operates with little order backlog because its products are typically shipped shortly after orders are received. As a result of these factors, quarterly revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. In particular, the Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which includes hiring significant numbers of direct sales personnel, and developing relationships with high-end integrators and resellers. If revenues are below expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues, because a significant portion of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. The foregoing statements regarding the Company's future revenues and net income are forward-looking statements, and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

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

     Rapid Technological Change and Product Development Risks. The customer asset management market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. For example, the Company's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms, and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of such platforms. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. The success of the Company's products may also depend, in part, on the ability of the Company to effectively distribute its products through the Internet. There can be no assurance that the Company will be able to successfully change other aspects of its business, such as its distribution channels or cost structure, if technological changes in its market require such change. The Company's product development efforts are expected to require, from time to time, substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products, including but not limited to, Vantive Version 7.0, Vantive Version 7.5 and VanWeb 3.0. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance or that the Company's current or future products will conform to industry requirements. If the Company is unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

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

     International Operations, Foreign Currency Fluctuations. The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected. As the Company continues to expand its international operations, significant costs may be incurred ahead of any anticipated international revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its foreign sales, it may be materially and adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Additional risks inherent in the Company's international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, results of operations and financial condition. As European revenues increase as a percentage of overall revenues, the Company's results of operations and financial condition may be adversely affected by the seasonality of European procurement cycles.

     Competition. The Customer Asset Management software market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple software applications which can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise level and department level Customer Asset Management markets, such as Aurum Software, Inc., (which was recently acquired by the Baan Company) Clarify, Inc., Onyx Software, Scopus Technology and Siebel Systems, Inc. some of which have only recently entered these markets. The Company also competes with a substantial number of small private businesses and certain public businesses which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. In addition, the Company believes that existing competitors and new market entrants will attempt to develop fully integrated customer asset management information systems. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers, which develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, the Baan Company and Oracle have each introduced a customer support module as part of their application suites. Oracle has recently announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses. The Baan Company has also recently acquired Aurum Software, Inc. The Company expects large software vendors in the ERP market will continue to enter the Customer Asset Management market. These competitors have significantly greater financial, technical, marketing and other resources than the Company.

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

     The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality and ease of use, and other factors such as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

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

     Risks Associated with Potential Acquisitions. As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities and amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the business, operating results and financial condition of the Company.

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

     Need to Expand Distribution Channels and Successfully Leverage Third-Party Relationships. An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships toward key vertical markets. An important element of the Company's product development strategy is to integrate with applications from ERP vendors. The Company is currently investing, and intends to continue to invest, significant resources toward these strategies, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining beneficial third party relationships. In this regard, the Company has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick, HBO and Company and Lucent Technologies., and announced a partnership with PeopleSoft, an ERP vendor. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers, other third party distributors or ERP vendors. The Company's agreements with these third parties are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers, other third party distributors or ERP vendors, or the failure to effectively identify key vertical markets, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

FINANCIAL CONDITION

     Total assets as of June 30, 1997, increased $9.7 million from December 31, 1996. The increase was primarily due to increases in accounts receivable, property and equipment, and other assets. Net accounts receivable increased $4.3 million primarily due to increased sales activity. Net property and equipment increased $3.2 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period. Other assets increased $1.0 million due to purchase of intellectual property and training materials for internal use.

     Total liabilities as of June 30, 1997, increased $3.4 million from December 31, 1996. The increase was primarily due to increases in accounts payable and other accrued liabilities and deferred revenues of $2.5 million and $1.1 million, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and associated deferrals of revenues related to post-contract support.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities provided cash of $4.1 million, in the six months ended June 30, 1997. The primary source of these funds was net income and an increase in deferred revenues and accounts payable and other accrued liabilities, partially offset by increases in accounts receivable and other assets. Operating activities provided cash of $6.4 in the six months ended June 30, 1996, primarily due to increases in net income, accounts payable and other accrued liabilities, and deferred revenues.

     Investing activities used cash of $7.2 million and $3.9 million, in the six months ended June 30, 1997 and 1996, respectively, primarily for the purchase of capital equipment and short-term, interest-bearing, investment-grade securities. The Company does not currently have any material commitments for capital equipment acquisitions.

     Financing activities provided cash of $401,000 and $212,000, in the six months ended June 30, 1997 and 1996, respectively. The primary source of these funds was proceeds from the issuance of common stock, partially offset by payments on capital lease obligations.

     At June 30, 1996, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $33.1 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, such growth may require the Company to obtain additional sources of financing.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES:

     Not Applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     The Company's Annual Meeting of Stockholders was held on April 4, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results are as follows:

                           NOMINEE                     SHARES VOTING FOR     SHARES WITHHELD
        ---------------------------------------------  -----------------     ---------------
        John R. Luongo...............................      20,324,928              7,019
        Roger J. Sippl...............................      20,322,178              9,769
        Aneel Bhusri.................................      20,291,937             40,010
        William Davidow..............................      20,324,928              7,019
        Kevin Hall...................................      20,324,928              7,019
        Raymond L. Ocampo Jr.........................      20,324,928              7,019
        Peter A. Roshko..............................      20,324,928              7,019

     The next order of business was to amend the Company's 1991 Stock Option Plan to (i) increase the number of shares reserved for issuance under the plan by 1,200,000 and (ii) limit the number of shares of the Company's underlying options granted to any single individual per fiscal year to 800,000 shares. The proposal to amend the Company's 1991 Stock Option Plan received 14,557,077 shares voting for approval, 5,699,833 shares voting against, and 75,037 shares abstaining.

     Additionally, the selection of Arthur Andersen LLP as independent public accountants for the year ending December 31, 1997, was ratified with 20,318,597 shares voting in favor, 3,250 shares voting against and 10,100 shares abstaining.

ITEM 5. OTHER INFORMATION:

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     a. EXHIBITS

      *3.1    Form of Agreement and Plan of Merger between The Vantive Corporation, a
              California corporation, and The Vantive Corporation, a Delaware corporation.
      *3.2    Bylaws.
     *10.1    Form of Indemnity Agreement for officers and directors.
     *10.2    1991 Stock Option Plan, as amended.
     *10.3    1995 Outside Directors Stock Option Plan.
     *10.4    1995 Employee Stock Purchase Plan.
     *10.5    Offer Letter dated May 21, 1993 between the Company and John R. Luongo.
     *10.6    Offer Letter dated April 6, 1995 between the Company and John M. Jack.
    *+10.7    Value Added Reseller License Agreement dated October 5, 1993 by and between
              Inference Corporation and the Company.
    *+10.8    Basicscript License Agreement dated October 4, 1994 by and between Henneberry
              Hill Technologies Corporation doing business as Summit Software Company and the
              Company.
    *+10.9    International VAR Agreement dated March 26, 1992 between Oracle Corporation and the Company, as amended.
    *10.9.1   International VAR Agreement dated June 28, 1996 between Oracle Corporation and the Company as amended.
    *+10.10   Value Added Remarketer Agreement dated December 20, 1991 between Sybase, Inc.
              and the Company, as amended.
     *10.11   Security and Loan Agreement dated May 12, 1995 between the Company and Imperial
              Bank.
    *+10.12   Application Bridge API VAR License Agreement dated January 22, 1993 between the
              Company and Prospect Software, Inc.
    *+10.13   Compensation Letter dated May 10, 1995 between the Company and John R. Luongo.
    *+10.14   Compensation Letter dated May 10, 1995 between the Company and Steven M.
              Goldsworthy.
     *10.15   Lease Agreement dated January 13, 1995 between John Arrillaga, Trustee, or his
              Successor Trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property
              Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA
              dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
     #10.16   Lease Agreement dated September 4, 1996 between John Arrillaga, Trustee, or his
              Successor Trustee, UTA dated July 20, 1977 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated July 20,
              1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
      27.1    Financial Summary Table.

---------------

* Incorporated by reference from the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+ Confidential Treatment has been granted for portions of this exhibit.

# Incorporated by reference from the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1996.

     b. REPORTS OF FORM 8-K

     No report of Form 8-K was filed by the Company during the three month period ended June 30, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE VANTIVE CORPORATION

Dated: August 8, 1997                     By:      /s/ KATHLEEN MURPHY
                                            ------------------------------------
                                                      Kathleen Murphy
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Dated: August 8, 1997                     By:      /s/ MICHAEL M. LOO
                                            ------------------------------------
                                                       Michael M. Loo
                                                  Vice President, Finance
                                               (Principal Accounting Officer)