Form 10-Q
period 1997-09-30
VANTIVE CORP
filed 1997-11-12
CIK 947549

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     The number of shares of the Registrant's $0.001 par value Common Stock outstanding on November 4, 1997, was 25,145,636.


================================================================================

                         PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            THE VANTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    September 30,  December 31,
                                                    1997           1996
                                                    ------------   ------------
                                                    (unaudited)
                             ASSETS
Current assets:
  Cash and cash equivalents........................     $93,856        $26,017
  Short-term investments...........................       9,795          6,853
  Accounts receivable, net.........................      21,637         13,775
  Prepaid expenses and other current assets........       6,408          4,492
                                                    ------------   ------------
          Total current assets.....................     131,696         51,137
Property and equipment, net........................      11,110          6,764
Other assets.......................................       3,764            463
                                                    ------------   ------------
TOTAL ASSETS.......................................    $146,570        $58,364
                                                    ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities...     $15,327         $8,137
  Commissions payable..............................       3,851          2,395
  Consulting expenses payable......................       1,341            835
  Deferred revenues................................       7,908          6,811
                                                    ------------   ------------
          Total current liabilities................      28,427         18,178

Convertible debt...................................      69,000             --
Other long-term liabilities........................         479            755

Stockholders' equity:
  Preferred Stock: $.001 par value, 2,000,000
     shares authorized; no shares issued and
     outstanding at September 30, 1997.............          --             --
  Common Stock: $.001 par value, 50,000,000
     shares authorized; 25,118,755 shares at
     September 30, 1997 and 24,140,441 shares at
     December 31, 1996 issued and outstanding......          25             24
  Additional paid-in-capital.......................      54,429         33,410
  Retained earnings (deficit)......................      (5,790)         5,997
                                                    ------------   ------------
          Total stockholders' equity...............      48,664         39,431
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........    $146,570        $58,364
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                          1997      1996      1997      1996
                                          --------- --------- --------- ---------
REVENUES:
  License................................  $19,889   $11,102   $51,808   $28,104
  Service................................   11,199     6,147    27,813    15,159
                                          --------- --------- --------- ---------
          Total revenues.................   31,088    17,249    79,621    43,263
                                          --------- --------- --------- ---------
COST OF REVENUES:
  License................................      210       113       512       266
  Service................................    6,444     3,316    15,463     8,407
                                          --------- --------- --------- ---------
          Total cost of revenues.........    6,654     3,429    15,975     8,673
                                          --------- --------- --------- ---------
GROSS MARGIN.............................   24,434    13,820    63,646    34,590
                                          --------- --------- --------- ---------
OPERATING EXPENSES:
  Sales and marketing....................   11,811     6,462    32,147    16,389
  Research and development...............    4,689     1,694    11,598     4,199
  General and administrative.............    2,413     1,511     6,169     3,726
  Acquired in-process research
    and development......................   21,121        --    21,121        --
                                          --------- --------- --------- ---------
          Total operating expenses.......   40,034     9,667    71,035    24,314
                                          --------- --------- --------- ---------
OPERATING INCOME (LOSS)..................  (15,600)    4,153    (7,389)   10,276
OTHER INCOME.............................      376       370     1,133       930
                                          --------- --------- --------- ---------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES.......................  (15,224)    4,523    (6,256)   11,206
PROVISION FOR INCOME TAXES...............    2,178     1,357     5,492     3,362
                                          --------- --------- --------- ---------
NET INCOME (LOSS)........................ ($17,402)   $3,166  ($11,748)   $7,844
                                          ========= ========= ========= =========

NET INCOME (LOSS) PER SHARE..............   ($0.71)    $0.12    ($0.48)    $0.31
                                          ========= ========= ========= =========

SHARES USED IN PER SHARE COMPUTATION.....   24,632    26,046    24,363    25,713
                                          ========= ========= ========= =========

     See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                               September 30,
                                                       --------------------------
                                                       1997          1996
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)...................................    ($11,748)       $7,844
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization....................       1,829           874
     Write-off of acquired in-process reseach and
       development ...................................      21,121            --
     Provision for sales allowances and
       and doubtful accounts..........................         649           365
     Changes in net assets and liabilities --
       Increase in accounts receivable................      (8,469)       (7,755)
       Increase in prepaid expenses and
         other current assets.........................      (2,090)         (506)
       Increase in other assets.......................      (3,188)          (64)
       Increase in accounts payable and
         other accrued liabilities....................       7,483         4,010
       Increase in deferred revenues..................       1,097         4,044
       Increase in long-term liabilities..............         (89)           73
                                                       ------------  ------------
          Net cash provided by operating activities...       6,595         8,885
                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments..................      (2,942)       (3,878)
  Purchase of property and equipment..................      (5,904)       (3,489)
                                                       ------------  ------------
          Net cash used in investing activities.......      (8,846)       (7,367)
                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt..........      69,000            --
  Proceeds from issuance of common stock..............       1,368           565
  Repurchase of common stock..........................          (2)          (15)
  Payments on capital lease obligations...............        (237)         (256)
                                                       ------------  ------------
          Net cash provided by financing activities...      70,129           294
                                                       ------------  ------------
NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS..      67,878         1,812
EFFECT OF EXCHANGE RATE CHANGES ON CASH...............         (39)           (2)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........      26,017        17,614
                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............     $93,856       $19,424
                                                       ============  ============

     See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.      Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. The Company believes the disclosures included in the unaudited consolidated condensed financial statements, when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, are adequate to make the information presented not misleading.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results expected for any future periods.

2.  Acquisition

        On August 26, 1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a leading developer of software that improves spare parts, procurement and management for field service applications (the "Merger"). The Company issued 655,571 shares of its common stock in exchange for all outstanding shares of ICC, $125,000 in cash, and assumed all outstanding options which were converted to options to purchase approximately 32,381 shares of the Company's common stock. The Merger was recorded under the purchase method of accounting and the results of operations of ICC and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the Merger, ICC became a wholly-owned subsidiary of the Company. In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $21.1 million of the purchase price was allocated to in-process research and development. Because there can be no assurance that the Company will be able to successfully complete the development and integration of the ICC products or that the acquired technology has any alternative future use, the acquired in-process research and development was expensed in the three months ended September 30, 1997.
 In addition, the Company has recorded goodwill of approximately $680,000 that will be amortized over the next five years. A pro forma summary for this purchase acquisition was presented on a Form 8-K/A filed by the Company on November 4, 1997.

        The following table presents the unaudited pro forma results for informational purposes to present the results assuming that the Company had acquired ICC at the beginning of 1997 and 1996, respectively. This information may not necessarily be indicative of the future combined results of operations of the Company.

                         Nine Months Ended               Nine Months Ended
                        September 30, 1997              September 30, 1996


Revenue                    $       80,062                  $       44,300

Net Income                 $        8,780                  $        7,752


Net Income per Share       $         0.35                  $         0.29


3. Summary of Significant Accounting Policies

        Principles of Consolidation

        The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

        Revenues

        The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of customer support, consulting, and training services performed for customers that license its products.

        Revenues from software license agreements are recognized upon shipment of the software if there are no significant post-delivery obligations, if collection is probable and if payment is due within one year. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in relicensing the Company's products to end-users.

        Revenues from customer support services are recognized ratably over the term of the support period. If customer support services are included free or at a discount in a license agreement, these amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of the customer support services to customers. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment term for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

Earnings (Loss) Per Share

        The computation of earnings per share is based on the weighted average number of common stock and common stock equivalents from outstanding stock options. Common stock equivalents have been excluded from the computation of net loss per share as they are anti-dilutive.
In March 1997, the Financial Accounting Standards Board issued Statement No. 128 (SFAS No. 128), "Earnings per Share," which the Company will be required to adopt on a retroactive basis in the fourth quarter of 1997.
  The pro forma effect of SFAS No. 128 for the three and nine months ended September 30, 1997 and 1996 would be as follows:


                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                          1997      1996      1997      1996
                                          --------- --------- --------- ---------
   Reported earnings (loss) per share....   ($0.71)    $0.12    ($0.48)    $0.31
   Basic earnings (loss) per share........  ($0.71)    $0.13    ($0.48)    $0.33
   Diluted earnings (loss) per share......  ($0.71)    $0.12    ($0.48)    $0.31


        Software Development Costs

        The Company capitalizes certain eligible software development costs upon the establishment of technological feasibility, which the Company has defined as completion of a working model. For the periods presented, costs eligible for capitalization were insignificant and, thus, the Company has charged its software development costs to research and development expense in the accompanying condensed consolidated statements of operations.

        Investments

        The Company accounts for its investments under the provisions of Statement of Financial Accounting Standards (SFAS) No. 115 "Accounting for Certain Investments in Debt and Equity Securities." The Company classifies its investments as held to maturity investments as defined under the provisions of SFAS 115 and carries these investments at amortized cost in the accompanying financial statements.

        Convertible Subordinated Notes

        On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes due 2002 to certain investors in the United States and outside the United States and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the Company's option, if and when the share price exceeds $41.93 per share.
 The Company intends to use the net proceeds of $66.6 million for working capital and other general corporate purposes.



 Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

        THE VANTIVE CORPORATION

        The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company's principal suite of products addresses the Front Office Automation Market and is called the Vantive Enterprise.
 The Vantive Enterprise consists of the following applications: Vantive Support, Vantive Quality, Vantive HelpDesk, Vantive Sales, Vantive
FieldService, Vantive VanWeb, and Vantive On- the- Go.   The release of
Vantive Enterprise 7.0 in the third quarter of 1997 contains significant enhancements to all applications and a new development environment, Vantive Object Studio, which allows for rapid customization, deployment, and administration of the Vantive Enterprise. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include customer support, consulting and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for approximately 12.0% and 12.6% of total revenues, in the nine months ended September 30, 1996 and 1997 respectively. Because concurrent user fees are not application specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. During the quarter ended September 30, 1996, no customer accounted for over 10% or more of total revenues. However, during the quarter ended September 30, 1997, one customer accounted for
approximately 16% of total revenues.   During the first nine months of
1996 and 1997, no customers accounted for over 10% or more of total revenues. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

        The Company's revenues are derived from software license fees and fees for its services. License revenues consist of license fees for the Company's products and fees from sublicensing third-party software products. The Company generally recognizes license fees upon shipment of software products if there are no significant post-delivery obligations, if collection is probable and if the license agreement requires payment within one year. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, customer support revenues and, to a lesser extent, training revenues. Consulting and training revenues generally are recognized as services are performed. Customer support revenues are recognized ratably over the term of the support period, which is typically one year. If customer support services are included free or at a discount in a license agreement, the amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of the customer support services to customers. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where licenses fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.


        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes several forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files with the Securities Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1996.



 Results of Operations

        The following table sets forth the percentages that income statement items are to total revenues for the three and nine months ended September 30, 1997 and 1996.

                                           Three Months Ended  Nine Months Ended
                                             September 30,       September 30,
                                          ------------------- -------------------
                                          1997      1996      1997      1996
                                          --------- --------- --------- ---------
REVENUES:
  License................................     64.0%     64.4%     65.1%     65.0%
  Service................................     36.0%     35.6%     34.9%     35.0%
                                          --------- --------- --------- ---------
          Total revenues.................    100.0%    100.0%    100.0%    100.0%
                                          --------- --------- --------- ---------
COST OF REVENUES:
  License................................      0.7%      0.7%      0.6%      0.6%
  Service................................     20.7%     19.2%     19.4%     19.4%
                                          --------- --------- --------- ---------
          Total cost of revenues.........     21.4%     19.9%     20.0%     20.0%
                                          --------- --------- --------- ---------
GROSS MARGIN.............................     78.6%     80.1%     80.0%     80.0%
                                          --------- --------- --------- ---------
OPERATING EXPENSES:
  Sales and marketing....................     38.0%     37.4%     40.4%     37.9%
  Research and development...............     15.1%      9.8%     14.6%      9.7%
  General and administrative.............      7.8%      8.8%      7.7%      8.6%
  Acquired in-process research
    and development......................     67.9%      --       26.5%      --
                                          --------- --------- --------- ---------
          Total operating expenses.......    128.8%     56.0%     89.2%     56.2%
                                          --------- --------- --------- ---------
OPERATING INCOME (LOSS)..................    -50.2%     24.1%     -9.2%     23.8%
OTHER INCOME.............................      1.2%      2.1%      1.4%      2.1%
                                          --------- --------- --------- ---------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES.......................    -49.0%     26.2%     -7.8%     25.9%
PROVISION FOR INCOME TAXES...............      7.0%      7.8%      6.9%      7.8%
                                          --------- --------- --------- ---------
NET INCOME (LOSS)........................    -56.0%     18.4%    -14.7%     18.1%
                                          ========= ========= ========= =========


Revenues

        License. License revenues increased by 79.1% from $11.1 million to $19.9 million, in the three months ended September 30, 1996 and 1997, respectively, and by 84.3% from $28.1 million to $51.8 million, in the first nine months ended 1996 and 1997, respectively. The increase in license revenues was due primarily to the market's growing acceptance of the Company's products, in particular Vantive Support and Vantive HelpDesk, Vantive Sales, Vantive FieldService, Vantive VanWeb, Vantive On-the-Go, and the release of Vantive Enterprise 7.0. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

        Service. Service revenues are primarily comprised of fees from consulting, customer support and, to a lesser extent, training services.
 Service revenues increased by 82.2% from $6.1 million to $11.2 million, in the three months ended September 30, 1996 and 1997, respectively, and by 83.5% from $15.2 million to $27.8 million, in the first nine months ended 1996 and 1997, respectively. The increase in service revenues primarily was due to the increase in consulting, customer support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third-party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

Cost of Revenue

        License. Cost of license revenues includes the cost of product media, product duplication and manuals. Cost of license revenue increased by 85.8% from $113,000, or 1.0% of the related license revenues to $210,000, or 1.1% of the related license revenues, in the three months ended September 30, 1996 and 1997, respectively, and increased by 92.5% from $266,000, or 0.9% of the related license revenues to $512,000, or 1.0% of the related license revenues in the first nine months ended 1996 and 1997, respectively. The increase in cost of license revenues primarily was due to the increases in volume shipments of the Company's software applications.

        Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenue increased by 94.3% from $3.3 million, or 53.9% of the related service revenues to $6.4 million, or 57.5% of the related service revenues, in the three months ended September 30, 1996 and 1997, respectively, and increased by 83.9% from $8.4 million, or 55.5% of the related service revenues to $15.5 million or 55.6% of the related service revenues in the first nine months ended 1996 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel during these periods. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses increased by 82.8% from $6.5 million, or 37.5% of revenues to $11.8 million, or 38.0% of revenues, in the three months ended September 30, 1996 and 1997,
respectively.   Sales and marketing expenses increased by 96.1% from
$16.4 million, or 37.9% of revenues to $32.1 million, or 40.4% of revenues in the first nine months ended 1996 and 1997, respectively.
The increase in absolute dollars and as a percentage of revenue was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expense because of higher sales levels and increased marketing activities, including trade shows, promotional expenses, and direct mail.


        Research and Development.   Research and development expenses
increased by 176.8% from $1.7 million, or 9.8% of revenues to $4.7 million, or 15.1% of revenues, in the three months ended September 30, 1996 and 1997, respectively. Research and development expenses increased by 176.2% from $4.2 million, or 9.7% of revenues to $11.6 million, or 14.6% of revenues in the first nine months ended 1996 and 1997, respectively. Research and development expenses increased in absolute dollars and as a percent of total revenues primarily due to an increase in personnel to support the Company's product development activities.

         Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, costs which were eligible for capitalization for these periods were insignificant, and the Company charged all software development costs to research and development expense.

        General and Administrative. General and administrative expenses increased by 59.7% from $1.5 million or 8.8% of revenues to $2.4 million, or 7.8% of revenues, in the three months ended September 30, 1996 and 1997, respectively. General and administrative expenses increased 65.6% from $3.7 million, or 8.6% of revenues to $6.2 million, or 7.7% of revenues, in the first nine months ended 1996 and 1997, respectively. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. However, general and administrative expenses decreased as a percentage of total revenues between the three and nine months ended September 30, 1996 and 1997 primarily due to the ability of the Company to increase revenues without a corresponding increase in general and administrative expenses.

        Acquired in-process research and development.   On August 26,
1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a leading developer of software that improves spare parts, procurement and management for field service applications (the "Merger"). The Company issued 655,571 shares of its common stock in exchange for all outstanding shares of ICC, $125,000 in cash, and assumed all outstanding options which were converted to options to purchase approximately 32,381 shares of the Company's common stock. The Merger was recorded under the purchase method of accounting and the results of operations of ICC and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the Merger, ICC became a wholly-owned subsidiary of the Company. In connection with the purchase price allocation, the Company received an appraisal of the intangible assets which indicated that approximately $21.1 million of the purchase price was allocated to in-process research and development.
 Because there can be no assurance that the Company will be able to successfully complete the development and integration of the ICC products or that the acquired technology has any alternative future use, the acquired in-process research and development was expensed in the
three months ended September 30, 1997.   In addition, the Company has
recorded goodwill of approximately $680,000 that will be amortized over the next five years. A pro forma summary for this purchase acquisition was presented on a Form 8-K/A filed by the Company on November 4, 1997.

        Provision for Income Taxes. The Company's provision for state, federal and foreign income taxes for the three months ended September 30, 1997, was $2.2 million. The effective tax rate in the three months ended September 30, 1997, was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development. Excluding the effect of these charges, the effective tax rate for the three months ended September 30, 1997, would have been 37% compared to an effective tax rate of 30% for fiscal 1996. The primary reason for the increase in the effective tax rate is that the Company utilized its remaining domestic net operating loss carryforwards during 1996 and had no net operating loss carryforwards remaining to benefit the 1997 tax rate.

        Net Income (Loss) And Earnings (Loss) Per Share.  Net income
(loss) was $3.2 million and $(17.4) million for the three months ended September 30, 1996 and 1997, respectively and $7.8 million and $(11.7) million for the nine months ended September 30, 1996 and 1997, respectively. Net income (loss) per share was $0.12 and $(0.71) for the three months ended September 30, 1996 and 1997, respectively and $0.31 and $(0.48) for the nine months ended September 30, 1996 and 1997, respectively. Excluding the financial statement effects of the Merger, net income for the three and nine months ended September 30, 1997, was $3.7 million and $9.4 million, respectively. Net income per share excluding the effects of the Merger for the three and nine months ended September 30, 1997, was $0.14 and $0.36, respectively.



Business Risks

        This report includes several forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates," "believes," "expects," "intends," "future," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

        Future Operating Results Uncertain. The Company has experienced significant period-to-period fluctuations in revenues and operating results and anticipates that these fluctuations will continue. These fluctuations may be attributable to several factors, including the size, timing and recognition of revenue from significant orders, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of its customers, seasonality, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors. The future operating results of the Company may fluctuate because of these and other factors, including demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel.

A significant portion of the Company's revenues in any quarter are typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications businesses, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter, and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for Front Office Automation software products is rapidly evolving. The Company's sales cycle is typically six to nine months and varies substantially from customer to customer. The Company expects that sales derived through indirect channels, which are harder to predict and may have lower margins than direct sales, will increase as a percentage of total revenues. The Company operates with little order backlog because its products are typically shipped shortly after orders are received. As a result of these factors, quarterly revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. In particular, the Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which includes hiring significant numbers of direct sales personnel, and developing relationships with high-end integrators and resellers. If revenues are below the Company's expectations, operating results are likely to be adversely affected. Net income may be disproportionately affected by a reduction in revenues, because a significant portion of the Company's expenses are fixed and do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected. The foregoing statements regarding the Company's future revenues and net income are forward-looking statements, and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

         Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that these comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. In the event, the price of the Company's Common Stock would likely be materially adversely affected.



        Rapid Technological Change and Product Development Risks. The Front Office Automation Market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. For example, the Company's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms, and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of the platforms. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. The success of the Company's products may also depend, in part, on the ability of the Company to effectively distribute its products through the Internet. There can be no assurance that the Company will be able to successfully change other aspects of its business, such as its distribution channels or cost structure, if technological changes in its market require the change. The Company's product development efforts are expected to require, from time to time, substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments.
 The Company has in the past experienced development delays, and there can be no assurance that the Company will not experience these delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products, including but not limited to, Vantive Version 7.0, Vantive Version 7.5, Vantive On-the-Go, and Vantive VanWeb. In addition, there can be no assurance that these products will meet the requirements of the marketplace and achieve market acceptance or that the Company's current or future products will conform to industry requirements. If the Company is unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

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

 Need to Expand Distribution Channels And Successfully Leverage Third Party Relationships. An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships toward key vertical markets. An important element of the Company's product development strategy is to integrate with applications from Enterprise Resource Planning ("ERP") vendors. The Company is currently investing, and intends to continue to invest, significant resources toward these strategies, which could adversely affect the Company's operating margins.
 In this regard, the Company has, in the past, hired and intends to continue to hire significant numbers of direct sales personnel. Competition for sales personnel is intense, and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining beneficial third party relationships. In this regard, the Company has developed relationships with several high-end integrators and resellers, including EDS, Deloitte & Touche, Price Waterhouse, KPMG Peat Marwick, HBO and Company, and Lucent Technologies, and announced a strategic relationship with PeopleSoft, an ERP vendor. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers, other third party distributors or ERP vendors. The Company's agreements with these third parties are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers, other third party distributors or ERP vendors, or the failure to effectively identify key vertical markets, could have a material adverse effect on the Company's business, results of operations and financial condition.

        International Operations, Foreign Currency Fluctuations.   The
Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, any of the Company's growth in international sales will be limited, and the Company's business, results of operations and financial condition could be materially adversely affected. In addition, as European revenues increase as a percentage of overall revenues, the Company's business, results of operations and financial condition may be adversely affected by the seasonality of European procurement cycles. As the Company continues to expand its international operations, significant costs may be incurred ahead of any anticipated international revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. As the Company increases its foreign sales, it may be materially and adversely affected by fluctuations in currency exchange rates, increases in duty rates, exchange or price controls or other restrictions on foreign currencies. Additional risks inherent in the Company's international business activities generally include economic conditions in each country, unexpected changes in regulatory requirements, tariffs and other trade barriers, costs of localizing products for foreign countries, lack of acceptance of localized products in foreign countries, longer accounts receivable payment cycles, difficulties in managing international operations, potentially adverse tax consequences including restrictions on the repatriation of earnings and the burdens of complying with a wide variety of foreign laws. There can be no assurance that these factors will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, results of operations and financial condition. There can be no assurances that the Company will be able to successfully address each of these challenges.

        Competition. The Front Office Automation Market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple software applications which can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise level and department level Front Office Automation Markets, such as the Baan Company, Scopus Technology, and Siebel Systems, Inc. some of which have only recently entered these markets. The Company also competes with a substantial number of small private businesses and certain public businesses which offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation, Onyx Software, and Software Artistry, Inc. In addition, the Company believes that existing competitors and new market entrants such as Oracle Corp. will attempt to develop fully integrated front office information systems. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers, which develop customer interaction applications. Among the Company's current and potential competitors are also numerous large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, the Baan Company, and Oracle have each introduced a customer support module as part of their application suites. In addition, Oracle has recently announced a sales force automation application, customer support products, as well as the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses. These competitors have significantly greater financial, technical, marketing and other resources than the Company.

        The Company also expects that competition will increase from any software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition may increase because of both new software start ups entering the market and existing software industry vendors which may be planning to enter the market for Front Office Automation applications.
 Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

        The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease of use, product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to these factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.


        Management of Expanding Operations; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage any future growth will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its employee workforce. There can be no assurance that the Company will be able to do so successfully. The Company's failure to do so could have a material adverse effect upon the Company's business, results of operations and financial condition. The Company has recently hired a significant number of employees, including senior sales, marketing, research and development, and finance personnel, and in order to maintain its ability to grow in the future, the Company will be required to significantly increase its total headcount.

         In addition, the Company's future performance depends in significant part upon attracting and retaining key technical, sales, senior management and financial personnel. In particular, delays in hiring sales or research and development personnel may have a material adverse effect on the Company's business, results of operations and financial condition. The loss of the services of one or more of the Company's executive officers or the inability to recruit other additional senior management could have a material adverse effect on the Company's business, results of operations and financial condition. Competition for these personnel is intense, and the inability to retain its key technical, sales, senior management and financial personnel or to attract, assimilate or retain other highly qualified technical, sales, senior management, and financial personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

        Increased Use of Third-Party Software. The Company currently markets a proprietary application development environment for its customers to tailor its applications. This application development environment is also used by the Company to build and modify its applications products. While the Company believes, based on interactions with its customers and potential customers, that it currently derives significant competitive advantage from this proprietary application development environment, it believes that competitive pressures, technological changes demanded by customers, and significant advances in the sophistication of third party application development tools such as Visual Basic will require the Company to make greater use of third party software in the future. In particular, the Company has recently announced that Vantive Encyclopedia, a Web-based marketing encyclopedia based on FirstFloor's Java-based server, and configuration capabilities, based on Calico Technology's configuration engine, are available with Vantive Version 7.0. The greater use of third party software could require the Company to invest significant resources in rewriting some or all of its software applications products utilizing third party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation.
 There can be no assurance that the Company would be able to successfully rewrite its applications or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could have a material adverse effect on the Company's business, results of operations and financial condition.

        Dependence on Emerging Markets for Front Office Automation Software; Product Concentration. The Company's future financial performance will depend in large part on the growth in demand for individual Front Office Automation applications and the number of organizations adopting comprehensive Front Office Automation information systems for their client/server and Web computing environments. To date, much of the Company's license revenues have resulted from sales of individual applications, particularly Vantive Support and Vantive HelpDesk. The markets for these applications are relatively new and undeveloped, and failure of these markets to develop would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company is investing in the sales, field service and quality automation markets. Should these markets fail to develop, not accept the Company's products, or cause the company to lose new business and/or customers in its traditional markets, the Company would experience an adverse effect on the Company's business, results of operations and financial condition.

        The Company believes that an important competitive advantage for its software applications is their ability to be integrated with one another and with back office applications software produced by third party software vendors into a Customer Asset Management information system. If the demand for integrated suites of Customer Asset Management applications fails to develop, or develops more slowly than the Company currently anticipates, it could have a material adverse effect on the demand for the Company's applications and on its business, results of operations and financial condition. In addition, any other factors adversely affecting the demand for the Company's existing applications, particularly Vantive Support, Vantive HelpDesk and Vantive Quality, or newer applications such as Vantive-On-The-Go, Vantive VanWeb, Vantive Sales, and Vantive FieldService could have a material adverse effect on the Company's business, results of operations and financial condition.


        Leverage; Subordination. In connection with the sale of its 4.75% Convertible Subordinated Notes (the "Notes"), the Company has incurred $69.0 million indebtedness and as a result, the Company's principal and interest obligations have increased substantially. The degree to which the Company is leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations is dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

        New Business Area; Future Acquisitions.   As part of its business
strategy, the Company has completed the acquisition of ICC to expand its operations and offer complementary products, services, and technology. These areas are relatively new to the Company's product development and sales and marketing personnel. The ICC acquisition and any future acquisitions or investments will be accompanied by the risks commonly encountered in acquisitions of businesses. These risks include, among other things, difficulties in assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of
acquired organizations.   No assurance can be given as to the ability of
the Company to successfully integrate the business, products, technologies or personnel of ICC or those that might be acquired in the future, the potential disruption of the Company's ongoing business, the inability of management to maximize the financial and strategic position of the Company, the maintenance of uniform standards, controls, procedures, and policies and the impairment of relationships with employees and clients as a result of any integration of new management
personnel.   While the Company believes that the ICC product, "Pinnacle"
for spare parts management, offers complementary architecture to the Company's existing products, there can be no assurance that the Company will not need to substantially rewrite portions or all of the ICC product using Vantive tools, and the related costs, or risk of product delays, in doing so could have a material adverse effect on the Company's business, results of operations and financial condition.


        In addition, any future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results, the price of the Company's Common Stock, results of operations and/or financial condition. Further, there is no assurance that the Company will compete effectively or will generate significant revenues in any new areas.

        Dependence on Licensed Technology. Vantive licenses technology on a non-exclusive basis from several businesses for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these products or to license other necessary products for use with its products or substantial increases in royalty payments under third party licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the effective implementation of the Company's products depends upon the successful operation of these licensed products in conjunction with the Company's products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and/or injure the Company's reputation. These problems could have a material adverse effect on the Company's business, results of operations and financial condition.

        Dependence on Proprietary Technology; Risks of Infringement. The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secrets laws, and confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that these measures will be adequate to protect the Company from infringement of its technology. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In particular, as the Company provides its licensees with access to the data model and other proprietary information underlying the Company's licensed applications, there can be no assurance that licensees or others will not develop products which infringe the Company's proprietary rights. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties, although the Company has in the past, and may in the future, receive communications alleging possible infringement of third party intellectual property rights. The Company expects that software companies will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows and the functionality of products in these markets overlaps. Any of the claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. These royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.


        Product Liability. The Company's license agreements with its customers typically contain provisions intended to limit the Company's exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in the Company's agreements may not be effective. Although the Company has not experienced any product liability claims to date, the sale and support of products by the Company and the incorporation of products from other businesses may entail the risk of the claims. A successful product liability action brought against the Company could have a material adverse effect upon the Company's business, results of operations and financial condition.

        Possible Volatility of Stock Price. The market price of the Company's common stock has historically experienced significant fluctuations and may continue to fluctuate significantly. The market price of the common stock may be significantly affected by factors such as future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts, speculation in the press or analyst community and general market conditions or market conditions specific to particular industries.

        In addition to the "Business Risks" mentioned above, the Company's business entails a variety of additional risks, which are set forth in the "Business Risks" section of the Company's 1996 Report on Form 10-K filed with the Securities and Exchange Commission.

Financial Condition

        Total assets as of September 30, 1997 increased $88.2 million from December 31, 1996. The increase primarily was due to increases in cash from the issuance of convertible subordinated notes, accounts receivable, property and equipment, and other assets. Cash increased
$67.8 million primarily due to issuance of $69.0 million in principal amount of convertible subordinated notes, net of issuance costs of $2.4 million. Net accounts receivable increased $7.9 million primarily due to increased sales activity. Net property and equipment increased $4.3 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period. Other assets increased $3.3 million due to a purchase of intellectual property.

        Total current liabilities as of September 30, 1997 increased $10.2 million from December 31, 1996. The increase primarily was due to increases in accounts payable and other accrued liabilities, commissions payable, and deferred revenues of $7.2 million, $1.5 million, and $1.1 million, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and associated deferrals of revenues related to post-contract support.

Liquidity and Capital Resources

        Operating activities provided cash of $6.6 million in the nine
months ended September 30, 1997.   The primary source of these funds was
income from operations after the write-off of acquired in-process research and development costs, an increase in accounts payable and accrued liabilities and deferred revenues, partially offset by increases in accounts receivable, prepaid and other assets. Operating activities provided cash of $8.9 million in the nine months ended September 30, 1996, primarily due to increases in net income, accounts payable and accrued liabilities, and deferred revenues.

        Investing activities used cash of $8.8 million and $7.4 million, in the nine months ended September 30, 1997 and 1996, respectively, primarily for the purchase of capital equipment and short-term, interest-bearing, investment-grade securities. The Company does not currently have any material commitments for capital equipment acquisitions.

        Financing activities provided cash of $70.1 million and $294,000 in the nine months ended September 30, 1997 and 1996, respectively. The primary source of these funds in the 1997 period was proceeds from the issuance of convertible debt. On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes due 2002 to certain investors in the United States and outside the United States and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the Company's option, if and when the share price exceeds $41.93 per share. The Company intends to use the net proceeds of $66.6 million for working capital and other general corporate purposes.

        At September 30, 1997, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $103.7 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash, and consequently, the growth may require the Company to obtain additional sources of financing.

        The Company effected its initial public offering through a Registration Statement on Form S-1 (No. 33-94244) that was declared effective by SEC on August 14, 1995. The Company's most recent disclosure of its use of proceeds obtained therefrom is contained in a Report on Form SR filed with SEC in May 1997. Since its initial public offering, the Company has used approximately $10.5 million of the proceeds for the purchase and installation of machinery and equipment and approximately $12.2 million of proceeds for working capital purposes. As of September 30, 1997, the Company has used all of the proceeds from its initial public offering.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS:

     Not Applicable.

ITEM 2. CHANGES IN SECURITIES:

On August 21, 1997, the Company sold an aggregate of $69,000,000 of convertible subordinated notes due 2002 (the "Notes") to certain qualified investors in the United States and outside the United States and incurred approximately $2.4 million of offering expenses in connection with this issuance. The Notes have a 4.75% coupon, are convertible into the Company's common stock at the Company's option, if and when the share price exceeds $41.93 per share and have a five-year term. The Notes were sold to qualified investors in reliance on Regulation S, Rule 144A or Section 4(2) pursuant to the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

     Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

     Not Applicable.

ITEM 5. OTHER INFORMATION:

     Not Applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

     a. EXHIBITS
    *3.1    Form of Agreement and Plan of Merger between The Vantive
            Corporation, a California corporation, and The Vantive
            Corporation, a Delaware corporation.
    *3.2    Bylaws.
    =4.1    Declaration of Registration Rights made on August 31, 1997 by the Company for the benefit of the holders of Common
            Stock of Innovative Computer Concepts, Inc.
   *10.1    Form of Indemnity Agreement for officers and directors.
   *10.2    1991 Stock Option Plan, as amended.
   *10.3    1995 Outside Directors Stock Option Plan.
   *10.4    1995 Employee Stock Purchase Plan.
   *10.5    Offer Letter dated May 21, 1993 between the Company and John R.
            Luongo.
   *10.6    Offer Letter dated April 6, 1995 between the Company and John
            M. Jack.
  *+10.7    Value Added Reseller License Agreement dated October 5, 1993 by and between Inference Corporation and the Company.
  *+10.8    Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies Corporation doing business as Summit Software Company and the Company.
  *+10.9    International VAR Agreement dated March 26, 1992 between Oracle
            Corporation and the Company, as amended.
  *10.9.1   International VAR Agreement dated June 28, 1996 between Oracle
            Corporation and the Company as amended.
  *+10.10   Value Added Remarketer Agreement dated December 20, 1991
            between Sybase, Inc. and the Company, as amended.
   *10.11   Security and Loan Agreement dated May 12, 1995 between the
            Company and Imperial Bank.
  *+10.12   Application Bridge API VAR License Agreement dated January 22,
            1993 between the Company and Prospect Software, Inc.
  *+10.13   Compensation Letter dated May 10, 1995 between the Company and
            John R. Luongo.
  *+10.14   Compensation Letter dated May 10, 1995 between the Company and
            Steven M. Goldsworthy.
   *10.15   Lease Agreement dated January 13, 1995 between John Arrillaga,
            Trustee, or his Successor Trustee, UTA dated July 20, 1977
            (John Arrillaga Separate Property Trust) as amended, and
            Richard T. Peery, Trustee, or his Successor Trustee, UTA dated
            July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
   #10.16   Lease Agreement dated September 4, 1996 between John Arrillaga,
            Trustee, or his Successor Trustee, UTA dated July 20, 1977
            (Arrillaga Family Trust) as amended, and Richard T. Peery,
            Trustee, or his Successor Trustee, UTA dated July 20, 1977
            (Richard T. Peery Separate Property Trust) as amended, and the
            Company.
  **10.17   Agreement and Plan of Merger dated  August 13, 1997 by
            and among The Vantive Corporation, Igloo Acquisition
            Corporation and Innovative Computer Concepts, Inc. as  amended.




    27.1    Financial Summary Table.

----------------
* Incorporated by reference from the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+ Confidential Treatment has been granted for portions of this exhibit.

# Incorporated by reference from the Company's Report on Form 10-K for the Fiscal Year ended December 31, 1996.

** Previously filed in the Company's Report on Form 8-K filed on  September
   26, 1997 and  on Form 8-KA. filed on November 4,  1997.

= Incorporated by reference from the Company's Registration Statement (No. 3333-36547), declared effective on November 4, 1997.


B.      Reports on Form 8-K

        (1) On September 5 ,1997 , the Company filed Current Report on Form 8-K to report under Item 9, "Sales of Equity Securities pursuant to Regulation S", the issuance of a convertible subordinated debt offering of $69,000,000 aggregate principal amount of 4.75% due 2002.
 No financial statements were filed as part of the report.

                On September 26, 1997, the Company filed Current Report on Form 8-K to report the following:

         Item 2 "Other Events":
                The acquisition of Innovative Computer Concepts, Inc. ("ICC"). Upon consummation of the Merger, ICC became a wholly-owned subsidiary of the Company.


         Item 7 "Exhibits":
                The Agreement and Plan of Merger, dated as of August 13, 1997 by and among the Vantive Corporation, Igloo Acquisition Corporation and Innovative Computer Concepts, Inc., as amended.


                Press Release dated August 27, 1997 announcing completion of ICC acquisition.

        (2) On November 4, 1997, the Company filed an Amended Contract Report on Form 8-K/A to file the financial statements required to be filed within 60 days of the required filing date of the 8-K announcing the acquisition of ICC was required to be filed.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE VANTIVE CORPORATION

Dated: November 12, 1997
                                          By:      /s/ KATHLEEN MURPHY
                                            ------------------------------------
                                                      Kathleen Murphy
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Dated: November 12, 1997
                                          By:      /s/ MICHAEL M. LOO
                                            ------------------------------------
                                                       Michael M. Loo
                                                  Vice President, Finance
                                               (Principal Accounting Officer)