Form 10-K
period 1997-12-31
VANTIVE CORP
filed 1998-03-25
CIK 947549

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
              Annual report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended December 31, 1997       Commission file number 0-26542

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

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on February 27, 1998, as reported on NASDAQ National Market was approximately $640,398,951. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

         The number of shares of the registrant's $0.001 par value Common Stock outstanding on February 27, 1998, was 25,433,732.

         Part III incorporates by reference from the definitive proxy statement for the registrant's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.

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


Item 1. Business

 The Vantive Corporation ("Vantive" or the "Company") is a leading provider of front-office automation software that automates sales and marketing, call centers, field service, help desk and quality assurance operations. These integrated front- office software applications, called the Vantive Enterprise, are designed to enable businesses to attract, acquire and retain customers. The front- office applications comprising Vantive Enterprise are built using a component-based, multi-tier architecture and a common data model. Vantive Enterprise applications may also be used through a Web-based browser, providing the end-user access to the software outside the traditional office environment. Vantive Enterprise software may be used independently or as part of an integrated, enterprise-wide, front-office automation system. The Company believes that businesses implementing an integrated front-office automation system can better manage customer relationships by sharing valuable customer information throughout the organization. The Company's front- office software applications have been deployed by businesses in a broad range of industries, including software, communications, consumer products, finance, outsourcing/services, personal computer hardware, healthcare, manufacturing, medical products, public sector/regulated industry, online services, consumer goods and retail.

Market Opportunity

Intensifying global competition has increased the need for businesses to focus on growth by implementing a Customer Asset Management strategy. This strategy is focused on improving long-term customer loyalty and increasing revenue through the profitable acquisition and retention of customers. As satisfied customers are more likely to become repeat and loyal customers, every stage of the customer life cycle is critical to achieving total customer satisfaction. According to the Harvard Business Review March-April 1996, "U.S. corporations (now) lose half of their customers in five years." Additionally, according to Gartner Group, many businesses report that sales
and marketing  expenses required to attract new customers are rising.   As a
result of these trends, businesses are focusing on the Customer Asset Management strategy of attracting, acquiring, retaining and leveraging customers profitably. Customer Asset Management is based on the axiom that customers are the most valuable assets of any business. This strategy moves beyond the traditional management structure of independent, disconnected sales and marketing, customer service and information systems to integrated front-office systems. An integrated front-office system can improve the entire interaction between a business and its customers through the seamless integration of people, processes and systems.

Throughout the customer life cycle, a business has multiple points of customer interaction, including sales and marketing, customer support call centers and field service operations. For example, customers may first come in contact with an organization through the sales and marketing departments when they purchase a product. Customers may continue to have contact with the business through the technical support center and field service departments if support and service are needed. Customers may also have additional contact with the sales and marketing and call center departments if they seek to purchase additional products and services.

Many businesses are recognizing a significant opportunity to collect and leverage the information gathered at customer interaction points to capitalize
 on sales opportunities and improve customer service.   In turn, this leads to
increased customer loyalty and revenue opportunities. These businesses are moving toward replacing their existing, isolated systems with integrated front-office systems designed to automate sales and marketing, call centers, field service operations, internal help desk functions and quality assurance.

As the demand for front-office automation systems rises, many independent software vendors have emerged to provide single point solutions, or solutions targeted at specific segments of the front-office market such as sales, call centers, or field service operations. In most cases, these single point solutions do not allow businesses to adequately leverage and access common customer information across all customer interaction points.

Instead, businesses are demanding integrated front- office automation software that allows users to access and leverage critical customer information across all customer interaction points. For example, businesses are often unable to effectively address customer issues or capitalize on sales opportunities when customer contacts occur in independent, disconnected departments that do not
share customer information.   As a result, businesses are restructuring their
operations to be more customer-focused, shifting from separate sales and marketing and customer service functions to a fully integrated front-office automation system. An integrated front-office system allows a business to leverage and access common customer information during all customer
interactions.   This requires that all departments within the business  use a common base of customer information for all  customer interactions.

The Company believes that there are a number of other considerations that businesses look for in a front-office automation system. For example, frequently a front-office automation system must be both customizable and scalable. Businesses seek to customize their front-office automation software to align with their business processes. Businesses also seek software that is scalable in order to adapt to business growth and fluctuating numbers of concurrent users. Businesses are also often looking for front- office systems that can integrate with back-office, enterprise resource planning (ERP) systems such as finance, human resources and manufacturing.

The Company believes that businesses are also looking for front-office automation systems that are Web-enabled. The ability to access front-office automation software over the Web may simplify the installation and maintenance of the software, which may reduce total cost of ownership. Web access also provides greater functionality and access to end- users, allowing them to electronically request products and services and submit information directly to the business via the Web. Businesses are also demanding ease of accessibility to front-office software through mobile, data synchronization and cellular technology.

The Company believes that the marketplace today seeks an integrated, Web-enabled, mobile front-office solution that will allow users to leverage and access real-time customer information from all customer touch points. Front-office automation, combined with a Customer Asset Management strategy, allows businesses to move beyond an isolated, departmental view of the customer and leverage valuable customer information to increase customer loyalty and revenue.

Vantive Solution

Vantive is a leading software provider in the front-office automation software market through its integrated suite of software applications called Vantive Enterprise. Vantive Enterprise enables organizations to address specific needs of many aspects of customer interaction, on departmental or enterprise-wide levels, or both. The software applications that comprise Vantive Enterprise are designed to automate and integrate sales and marketing, customer support call centers, field service, help desk operations
and quality assurance.   Vantive's strategy is to provide its users with an
integrated front-office automation software solution.   Vantive also believes
that combining an enterprise- wide Customer Asset Management strategy with an integrated front-office automation system will enable a business to more effectively manage each customer interaction.

Complete Suite of Integrated Front-Office  Automation Software.   Vantive
Enterprise is a complete suite of Web-enabled, client/server software applications and is the Company's integrated front- office automation solution. These applications enable businesses to leverage customer information on an enterprise-wide basis, ensuring that the right customer information goes to the right person at the right time. Vantive Enterprise currently includes Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality.
 Each front-office software module provides easy-to-use, "best-in-class" functionality for each of the respective segments of the front-office market.
 Vantive Enterprise provides the customer with a single integrated front-office solution to help automate and manage the complete customer life cycle. While Vantive software applications are designed to be implemented together, each can also be deployed as a stand-alone system for a specific functional area of the front-office market such as sales and marketing, customer support call centers, field service, help desk and quality assurance. In addition, the Company has completed out-of-the-box integrations with applications marketed by PeopleSoft, Inc. and Oracle Corporation ("Oracle") which support integrated front-office and back-office business processes.

Customizable. Vantive Enterprise is highly customizable using Vantive Object Studio, a set of application-specific customization tools that allows users to modify their application without changing source code. This enables businesses to customize applications for their own business models, by tailoring the user interface, making modifications to the business rules and processes and extending the application. This capability allows businesses to capture customer information collected by the business to accommodate
their specific business needs.   Additionally, businesses can modify the
applications  as their business needs change.

Scalable, Enterprise-Wide Solution. Vantive's products address a wide range of market needs, from departmental to enterprise-wide requirements, from single point solutions to fully integrated front- office software applications. This scalability represents a key competitive advantage in addressing the front-office automation market by allowing businesses to deploy applications for a growing number of users, while also fully maintaining system performance. Vantive Enterprise applications have been implemented at the departmental and enterprise- wide levels, supporting from 10 to more than 10,000 registered or named users.

Web-Enabled Functionality. The Company's VanWeb product allows access to Vantive's applications from the World Wide Web. VanWeb leverages the Vantive
 Dynamic Dictionary, to preserve workflow rules, data integrity and permission schemes when executing Vantive applications across the Web.
VanWeb is designed to provide "self service" functionality by allowing customers to access information and request products and information from the
business through the  Web.   By leveraging the Web, Vantive Enterprise
extends its usefulness beyond the business, to its most important asset, its customers.

Mobile Solutions. In addition to supporting LAN, WAN and Internet access, Vantive Enterprise also supports mobile users through Vantive On-The-Go and Vantive MiniVan. Mobile users may seamlessly access Vantive Sales through Vantive On-The-Go, enabling mobile users to benefit from the same functionality, performance, real-time upgrades and data access capabilities as individuals on the internal corporate network. Upon reconnecting with the corporate network, the Company's software will automatically reconcile differences between the data on the mobile users' client and the corporate database. The Company's applications also can be accessed through Vantive MiniVan, which is enabled by Unwired Planet, Inc.'s character-based Web browser that operates on Cellular Digital Packet Data (CDPD) enabled cellular telephones and the 3Com Corporation PalmPilot with a wireless modem. The Company believes that using this technology will further enhance the ability of mobile users to easily access key customer information.

Strategy

Vantive's strategy is to become the leading supplier of front-office automation software that enables businesses to improve customer acquisition and retention. The following are the key elements of the Company's strategy.

Increase the Depth and Breadth of Front-Office Automation Applications. Vantive has, since its inception, focused on customer support, help desk and quality assurance applications. Recently, the Company has developed and released broader functionality in its sales, marketing and field service
applications to  enhance its front-office automation product offering.   The
Company believes it has made significant advances in sales and field service functionality with the release of Vantive Sales 7 and the acquisition of
Innovative Computer Concepts, Inc. ("ICC").   Additional sales functionality
provided by Vantive Sales 7 includes automatic information distribution through Web-based "push" technology, "best-of-breed" personal information management integration and enterprise reporting. Additional field service functionality provided by the ICC acquisition includes spare parts, inventory
and procurement management.   Vantive believes that its technology
architecture and common data model provide a competitive advantage when adding and integrating key functionality to Vantive Enterprise. The Company's strategy also includes continuing to add new functionality to its core suite through internal development as well as through licensing "best-of-breed" third party technology. To qualify as "best-of-breed," the Company must determine that the technology has a clear future market direction, is extremely robust and is commercially supported.

Expand Distribution Channels, Leverage Third Party  Relationships and Build
the Vantive Alliance.   Vantive's sales and marketing strategy is to
simultaneously expand its direct sales force and develop additional relationships with third party system integrators, consultants, outsourcers, resellers and software and hardware suppliers. By increasing the number of direct field sales representatives, the Company intends to improve its geographic reach and existing account coverage. The Company has also developed relationships with several high-end integrators and resellers, including Deloitte & Touche, LLP, The Bentley Company, Cambridge Technology Partners, EDS, HBO and Company, Lucent Technologies, KPMG Peat Marwick, LLP, Price Waterhouse, LLP and Renaissance Worldwide. The Company intends to continue to develop relationships with other third party resellers in the future. In addition, the Company will focus certain field sales representatives and leverage its relationships with third parties into vertical markets that the Company believes value Vantive's general, or "horizontal," functionality as well as the Company's and its partners' industry expertise in implementing front- office automation systems in
vertical markets.   Examples of such markets include healthcare, finance,
communications and utilities. The Company intends to continue to develop relationships with other strategic business partners in order to grow the Vantive Alliance. The Vantive Alliance is the Company's partner strategy of building an alliance of industry- leading companies around its front-office software products in order to deliver value-added products, services and
technology to the front-office market.   The Vantive Alliance is currently
made up of over 100 system integrators, consultants, outsourcers, resellers, software and hardware suppliers.

Extend Enterprise Integration. Vantive's strategy is to enable its front-office automation software applications to be easily integrated with back-office systems, such as finance, manufacturing and human resources, through strategic partnerships with ERP vendors and through internal development. The Company has completed integrations with leading back-office vendors such as PeopleSoft and Oracle. The Company's strategy also includes working with third party integrators such as Cambridge Technology Partners, EDS, Lucent Technologies and Renaissance Worldwide as well as working with third party providers of integration software, such as CrossWorlds Software, Inc. and Active Software, Inc. which will provide customers the ability to link the Vantive Enterprise to a broad range of applications. The Company intends to continue to integrate back-office applications with other Vantive front-office software applications. The Company has also developed relationships with several high-end integrators to further facilitate
integration  between Vantive's applications and other applications.   The
Company is also a member of the Cooperative Applications Initiative of Oracle Corporation.

Leverage Scalability. The Company's strategy is to continue to develop scalable front-office applications that may be effectively utilized by businesses of virtually all sizes, with varying number of users, applications and levels of integration. In addition, to effectively maintain the scalability of its solutions, the Company's long-term strategy is to design component-based software that leverages additional transaction processing capabilities into its solutions as the industry evolves in that direction.

Leverage the World Wide Web. As the Web continues to increase in importance for businesses and their customers, Vantive's strategy is to continue to leverage Web-enabled functionality in its front-office automation software applications. Vantive released VanWeb 3 and a set of front-office applets in 1997 based on Java, a software language developed by Sun Microsystems. The Company believes these new technologies will enhance the functionality, scalability and customizability of the Company's Web- based front-office automation software applications as well as expand its "self service" and "assisted buying" application capabilities. They will also allow the Company's customers to more easily take advantage of new network computer architectures from companies such as Oracle Corporation, Sun Microsystems, Microsoft Corporation and Netscape Communications Corporation. The Company has recently announced Vantive Partner Desktop, the Company's Web strategy for building customized "Web channels" for partners, sales professionals and prospects. The Company believes that this strategy will allow a business to deliver personalized information to its partners, employees and prospects through an industry- standard Web browser.

Extend Mobility of User. The Company, recognizing that businesses are demanding the availability of front-office automation software for their mobile users, extended the reach of its Vantive Sales product to the mobile user through Vantive On-The-Go and Vantive MiniVan. Users can also access Vantive database information through a character-based Web browser developed by Unwired Planet, Inc. operating through CDPD-enabled cellular telephones or a PalmPilot with a wireless modem. Each of these solutions has further enhanced the ability of users to be mobile when accessing the Company's front-office automation software applications. Vantive's strategy is to further benefit mobile users by applying these benefits to each of its other applications.

Enable Rapid Application Deployment. Vantive's strategy is to continue to use and enhance the methodology developed for its own consultants, third parties and customers to rapidly deploy front-office automation software applications. Vantive Enterprise front-office applications are designed to be easily customized. As a result, a business can deploy applications quickly, typically in a few months, and still refine the applications as their business needs change. The customization of an application can be done using the Vantive Object Studio as well as with third party technology such as Visual Basic for Applications. User interface customizations are done using VanDesign, a layout tool designed to customize the look and feel of Vantive applications without additional coding. VanDesign also supports ActiveX, a software architecture for building software components developed by Microsoft Corporation. Through ActiveX, Vantive applications can easily incorporate third party software components developed to the ActiveX standard. The Company believes that these new technologies will enable the rapid development of more sophisticated and ergonomic software.

The foregoing statements regarding the Company's strategy, expectations and intentions are forward- looking statements and actual results and activities may vary substantially depending upon a variety of factors, including the development of emerging markets for front-office automation software, competition, technological change, changing customer needs, evolving industry standards, any product development delays and the ability of the Company to manage any future growth and new distribution channels. Please see the "Risk Factors" section for further information.

Products and Technology

The Vantive Enterprise is an integrated suite of front-office software that automates sales and marketing, customer support call centers, field service,
help desk and quality assurance operations.   Vantive designed Vantive
Enterprise to be fully  scalable and customizable to evolve and align with the growth and processes of different businesses. Vantive Enterprise products share a common database and application architecture along with common facilities for intelligent workflow routing, advanced problem solving and measurement reporting. By building the applications using a component-based, multi-tier, application architecture, Vantive believes its applications are more scalable and easier to maintain than competing two-tier implementations.
 This architecture also results in a thinner client, less network traffic, more efficient use of database resources and is well suited for Web-based applications. Vantive Enterprise consists of the following applications, each of which can be purchased and implemented separately or integrated in any combination.

Vantive Sales is a front-office software application designed to automate the entire sales and marketing process. Vantive Sales enables companies to practice Knowledge-Enabled Selling. Knowledge-Enabled Selling is the Company's sales solution for distributing the collective knowledge, information, experience and expertise of top sales performers to the entire sales force. The Company believes that Knowledge-Enabled Selling can enhance sales performance through effective knowledge sharing, informed decision making and improved understanding of the customer. Vantive Sales also enables sales representatives to align their selling cycles with their customer's buying process, provides sales knowledge-on-demand and increases
sales effectiveness.   Vantive Sales delivers up-to-the-minute sales, product
and customer information with the Vantive Encyclopedia and provides a single source for managing tasks, contacts, opportunities and scheduling through bi-
directional integration with Microsoft Outlook.   Vantive Sales functionality
includes pipeline and forecast management, account and territory planning,
quote/product configurations and channel management.   Marketing campaign
management, telesales and lead tracking are also provided by Vantive Sales. Vantive Sales is also Web-enabled through VanWeb, which enables customers, prospects and business partners to use a standard Web browser to respond to marketing campaigns, access sales and product information and self-enroll in sales and marketing events. Using Vantive On-The-Go, mobile Vantive Sales users can access and synchronize data with the corporate database. Vantive MiniVan allows mobile users to access Vantive Sales via a CDPD-enabled cellular phone or PalmPilot with a wireless modem. Vantive Sales can be used independently or as part of an integrated, enterprise-wide front-office automation system.

Vantive Support is a front-office software application designed to automate and provide end-to- end management of call center and customer support operations. Vantive Support is designed to help companies improve customer retention, build customer loyalty and increase call center revenue. Vantive Support provides a complete solution for customer service call centers including automated call tracking, entitlement processing, workflow, problem resolution, revenue generation, performance measurement, advanced research tools and service management. Vantive Support also logs and tracks customer issues and requests, routes leads to sales and marketing departments and supports customer access via phone, fax, email and the Web. Business rules in Vantive Support automatically route customers to the right call center agent and provide automatic escalations and notifications. Vantive Support can also be used to generate call center revenue through proactive service contract renewals, upgrades and cross-selling functionality. Vantive Support also provides Web-based, self-service options through VanWeb, which may increase call center agent productivity by reducing the number of calls to the call center. Using VanWeb, customers can use a standard Web browser to search for resolutions and submit a case within Vantive Support. Vantive Support can be used independently or as part of an integrated, enterprise-wide front-office automation system.

Vantive FieldService, Vantive Inventory and Vantive Procurement are front-office automation software modules designed to manage and enhance field service operations. Vantive field service solutions are designed to provide the right people, with the right parts, at the right time, to service and fix problems quickly with minimal intrusion on customers. Vantive's three field service modules each play an integral role as part of a complete field service solution and can be purchased and used separately or together.

Vantive FieldService manages the allocation, scheduling and dispatching of service technicians, service providers and resources. Vantive FieldService allows a business to create detailed work plans that permit users to evaluate tasks, materials and skills and then group them into different types of
services.   Vantive FieldService also generates work orders that  create a single, detailed information source for notification, billing and tracking purposes. Customer configurations and Return Material Authorizations (RMAs)
are also key features in Vantive FieldService.   Field technicians can also
log and track tasks, time, materials and expenses into Vantive FieldService from the road using VanWeb.

Vantive Inventory automates the control, management, tracking and status of spare parts inventory. Vantive Inventory tracks inventory costs such as weighted average, standard costs, last purchase cost, LIFO and FIFO. It also provides up-to- the minute stock status information and complete inventory analysis and usage models, which allow users to make informed decisions about
managing spare parts.   Vantive Inventory is specifically designed to support
businesses with multiple product lines by providing cataloging and cross-referencing functionality and tools for locating part status and supporting multiple transaction types.

Vantive Procurement manages and streamlines the purchase and receipt of spare parts from external departments and suppliers. Vantive Procurement provides spare parts status, vendor availability and detailed goods information to assist in the requisition and procurement process. The Vantive Procurement event tracking system automatically generates orders to fill requisitions and tracks purchase orders placed against the request. Vantive Procurement also streamlines the purchase order process by bringing together on-line master records, requirements and requisitions in real-time. Purchase orders can be generated through requirements, requisitions, manually or through an external system interface. Vantive Procurement also allows users to track requisitions through general requirement functions, which determine whether combined orders can take advantage of cost-saving options such as volume discounts and joint shipping.

The Vantive field service software modules support complex global organizations through advanced logistics functionality that allows users to track centralized and regional operations at different levels. Businesses can also create "cross- hierarchical business entities" that allow two similar departments' warehouses in two different divisions to  be treated as one
department in the Vantive system.   Vantive field service modules also
integrate with back-office systems such as manufacturing, distribution and accounting to provide a "full-view" of a business's global field service operations.

Vantive HelpDesk is a front-office software solution designed to automate internal help desk operations. Vantive HelpDesk enhances customer interactions by improving employee productivity, satisfaction and retention. Vantive HelpDesk tracks and resolves employee issues, suggestions and requests for assistance. Vantive HelpDesk manages hardware and software configurations, catalogs and tracks company assets and supports third party
"knowledge packs."   Vantive HelpDesk maintains employee history, provides
Web-enabled self-service options and supports the entire enterprise infrastructure including mainframe systems, client/server systems, networks and telecommunications equipment. Vantive HelpDesk enables end-to-end management of technical support issues by providing a single information
repository  that includes data, business rules and workflow.   Vantive
HelpDesk can be used independently or as part of an integrated, enterprise-wide front-office automation system.

Vantive Quality is a front-office software solution designed to collect and leverage customer feedback on products and services. This feedback can be leveraged to design, build and deliver high-quality, customer- aligned products and services. Vantive Quality integrates product quality and enhancement processes across the entire enterprise, allowing engineering and information technology departments to track and resolve product defects. The software is used to identify product failures and defects, create enhancement requests and build documentation and track product information. Vantive Quality also assists companies with ISO 9000 compliance by providing data and information on product fault, fix, ownership and action history. Vantive Quality can be used independently or as part of an integrated, enterprise- wide front-office automation system.

Vantive also offers several other software products and technologies that enhance the functionality and facilitate the implementation, integration and modification of Vantive Enterprise front-office automation software applications.

VanWeb is a front-office software application designed to enable anyone with an industry-standard Web browser to access Vantive Enterprise applications
through the World Wide Web.   VanWeb empowers businesses to use the Web to
attract, retain and leverage customers by using the Web to collect leads and provide self-service options for Vantive Enterprise products. VanWeb can be combined with Vantive Sales to enhance a company's sales and marketing strategies by automatically distributing leads generated on a company's Web site to its sales force. VanWeb also allows customers, prospects and business partners to use a standard Web browser to respond to marketing campaigns, access sales and product information and interact with customer service call centers. Combined with Vantive Support and Vantive HelpDesk, the company believes that VanWeb can significantly improve customer satisfaction through Web-based self-service options. VanWeb allows authorized customers and employees to resolve open support cases, review product availability and access competitive information via their Web browsers.

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

Vantive MiniVan is a software application designed to give mobile users access to Vantive Enterprise applications from a CDPD-enabled cellular phone
or PalmPilot with a wireless modem.   Mobile Vantive users can access
contacts, opportunities, tasks and sales leads without the typical constraints of laptop PCs and tethered modem connections. Vantive MiniVan enables users to access, query and update customer and prospect information captured and maintained in the Vantive Enterprise.

Vantive Object Studio is a software package designed to help customize, deploy and administer Vantive Enterprise software applications. The Vantive Object Studio leverages ActiveX Control technology, provides a "drag-and-drop" design environment and allows a company to develop Vantive applications once and deploy them universally to tethered, mobile and Web clients. The Vantive Object Studio includes two software tools: VanDesign
and VanTools.   VanDesign is an advanced graphical object builder that allows companies to easily develop and customize Vantive Enterprise software. VanTools is a graphic deployment environment that makes it easy to maintain system security, add and delete users and modify workflow and reports.

Vantive Object Architecture is a component-based, multi-tier architecture that serves as the foundation for all Vantive software applications and technology. The Vantive Object Architecture provides proven reliability and scalability to protect mission-critical systems and software. The Vantive Object Architecture is designed to reduce network traffic, increase system performance and enhance employee productivity. Vantive has also pioneered a component-based software approach that allows for rapid delivery and deployment of the latest, best-of-breed software technology to the desktop. The component-based approach also allows Vantive to deliver state-of-the-art, ergonomic interfaces for all Vantive software solutions.

Multi-Tier Computing. The Vantive Object Architecture utilizes a multi-tier approach that allows the application processing to be partitioned on the appropriate tier. The architecture provides a clean break between the presentation services, application business processing and database services. The Company believes that this approach enhances system performance and scalability and is production-proven with hundreds of production sites, many supporting thousands of concurrent users.

Intelligent Components. The Vantive Object Architecture is an object-based infrastructure that enables the integration of front- office software components. The Company believes that this component-based approach provides Vantive and its customers with the ability to rapidly develop and deploy critical business solutions. These intelligent components encourage reuse and provide an integration infrastructure that allows other systems to leverage Vantive functionality via a variety of programming languages.

Ergonomic Interface. The Vantive Object Architecture provides for state-of-the-art, ergonomic interfaces on a variety of computing devices. This allows Vantive Enterprise to be provided on the form factor that best fits the individual needs of the user. The interface options include the Web, mobile, tethered LAN/WAN users, cellular phones and PDAs such as the PalmPilot and Microsoft CE devices.

VanAPI is an applications program interface designed to facilitate integration with new technologies and legacy and back- office systems. VanAPI provides a simple, user-friendly programming interface that allows a company to establish interactive, bi-directional connections between Vantive Enterprise products and other software applications such as manufacturing, finance and accounting systems. Standard programming languages such as C, C++, Java, Perl and Visual Basic can use VanAPI.

Sales and Marketing

The Company markets and sells its software and services in the United States primarily through a direct sales organization. To support its sales force, the Company conducts comprehensive marketing programs which include direct mail, public relations, Web-based lead generation, advertising, trade shows, seminars, ongoing customer communications programs and an annual, international user group conference. The Company also participates in industry programs and forums and establishes and maintains close relationships with recognized industry analysts.

The Company's sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the prospective customer's needs, multiple presentations and/or product demonstrations to the prospective customer and ends with contract negotiation and commitment.
While the duration of the sales cycle varies substantially from customer to customer, it frequently lasts between six and nine months.

The Company markets its products outside of the United States  through
wholly-owned subsidiaries and independent distributors.   As of December 31,
1997, the Company had wholly-owned subsidiaries in Australia, Canada, France, Germany, the Netherlands, Singapore and the United Kingdom and distributors in Argentina, Brazil, Chile, Columbia, Israel, Japan, Mexico, New Zealand, Scandinavia, South Korea, Spain and Venezuela. In addition to marketing and selling the Company's products, the distributors provide technical support to their customers.

The sales and marketing organization consisted of 211 employees as of December 31, 1997. The domestic sales staff is based at the Company's corporate headquarters in Santa Clara, California and more than 15 field sales offices located in Atlanta, Georgia; Baltimore, Maryland; Bethel, Connecticut; Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Iselin, New Jersey; Irvine, California; King of Prussia, Pennsylvania; Los Angeles, California; Manchester, New Hampshire; McLean, Virginia; Newport Beach, California; New York, New York; Orem, Utah; Overland Park, Kansas; Portland, Oregon; San Diego, California; Seattle, Washington; and Washington, D.C.

An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties, to dedicate certain direct sales resources and leverage third party relationships for greater access into certain vertical markets. The ability of the Company to achieve significant revenue growth in the future will depend, in part, on its success in executing this strategy. The Company is currently investing and intends to continue to invest significant resources to develop its sales strategy, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including Deloitte & Touche, LLP, The Bentley Company, Cambridge Technology Partners, EDS, HBO and Company, Lucent Technologies, KPMG Peat Marwick, LLP, Price Waterhouse, LLP and Renaissance Worldwide. Competition for sales personnel is intense and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. In addition, the Company's agreements with these third parties are not exclusive and in many cases may be terminated by either party without cause and many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers or other third party distributors, or the failure to effectively identify key vertical markets could have a material adverse effect on the Company's business, results of operations and financial condition.

The foregoing statements regarding the Company's intention to expand its distribution channels are forward-looking statements; and actual results and activities may vary substantially depending upon a variety of factors, including but not limited to, those contained in this paragraph.

Product Development

The Company has historically developed and expects to continue to develop its products in conjunction with its existing and potential customers. Several products and enhancements to existing products are currently in development. The evolution to component based software will also significantly influence Vantive's future product direction. The Company believes businesses will expect to be able to utilize portions of the Company's integrated front-office software solution and effectively integrate them with software objects developed by other software vendors.

As of December 31, 1997, there were 117 employees on the Company's product development staff. In addition, the Company regularly supplements its workforce with consultants. The Company's research and development expenditures in 1995, 1996 and 1997 were $3.3 million, $7.3 million and $17.5 million, respectively and represented 13.2%, 11.3% and 14.9% of revenues, respectively. The Company expects that it will continue to commit substantial resources to product development in the future.

 The front-office automation software market is subject to rapid technological change, changing customer needs and frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part upon its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. For example, the Company's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of such platforms. The Company's future success will depend, in part, on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. There can be no assurance that the Company will be able to successfully change other aspects of its business, such as its distribution channels or cost structure, if technological changes in its market, including distribution through the Internet, require such change. The Company's product development efforts are expected to require substantial investments by the Company in product development and testing. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products, including but not limited to Vantive Enterprise 7.5, Vantive Enterprise 8 and VanWeb 4. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance or that the Company's current or future products will conform to industry requirements. If the Company is unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

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

The foregoing statements regarding introductions of the Company's products under development, proposed enhancements and the features included in such products or enhancements are forward-looking statements, and the actual release dates for such products or enhancements could differ materially from those projected as a result of a variety of factors, including but not limited to, those contained in the following paragraphs.

Competition

The front-office automation software market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications that can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise-level and department-level front-office markets, such as Astea International, Inc., Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx Software, Scopus Technology, Inc. and Siebel Systems, Inc. In March 1998, Siebel Systems, Inc. and Scopus Technology, Inc. announced that they had entered into a definitive agreement for Siebel to acquire all of the outstanding shares of Scopus Technology, Inc.

  The Company also competes with a substantial number of businesses that offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. (which was recently acquired by the IBM subsidiary, Tivoli Systems, Inc.). The Company believes that such point solution providers may expand their product offerings, which could provide increased competition for the company across its market segments. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers that develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, Oracle and The Baan Company have each introduced sales automation and/or customer support modules as part of their application suites. Oracle has announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses.

The Company expects that large software vendors in the enterprise resource planning market will continue to enter and pursue the front-office automation market. These competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company.

The Company also expects that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition may increase as a result of both new software start ups entering the market as well as existing software industry vendors which may be planning to enter the market for front-office applications. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, service and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease of use and such other factors as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Intellectual Property and Other Proprietary Rights

The Company's success is heavily dependent upon proprietary technology. The company relies primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company from infringement of its technology. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In particular, as the Company provides its licensees with access to the proprietary information underlying the Company's licensed applications, there can be no assurance that licensees or others will not develop products which infringe the Company's proprietary rights. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company believes that competitors regularly evaluate and try to emulate its products. The Company is not aware that any of its products infringe the proprietary rights of third parties, although the Company has in the past, and may in the future, receive communications alleging possible infringement of third party intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows and the functionality of products in such markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

Employees

As of December 31, 1997, the Company had 451 full-time employees, including 211 in sales and marketing, 29 in consulting, 117 in research and development, 60 in general and administration and 34 in client services. Of these employees, 42 were located outside the United States, principally in the United Kingdom, France, the Netherlands and Germany. The remaining employees were located in the United States. None of the Company's employees is represented by a labor union. The Company has experienced no work stoppages and believes its relationship with its employees is good. In addition, the Company regularly supplements its workforce with consultants. As of December 31, 1997, the Company employed 48 full-time equivalent consultants.

Competition for qualified personnel in the Company's industry is intense. The Company believes that its future success will depend in part on its continued ability to hire, assimilate and retain qualified personnel.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of January 31, 1998, the Company's directors and executive officers were as follows:

                                                                       Director
                                                                         or
                                                                       Officer
         Name           Age                   Position                  Since
---------------------- ------ ---------------------------------------- -------
John R. Luongo            48  President, Chief Executive Officer         1993
                              and Director

Roger J. Sippl            43  Chairman of the Board of Directors         1990

Aneel Bhusri              32  Director                                   1996

William H. Davidow        62  Director                                   1991

Kevin G. Hall             39  Director                                   1994

Raymond L. Ocampo Jr.     45  Director                                   1997

Peter A. Roshko           39  Director                                   1991

John M. Jack              43  Chief Operating Officer                    1995

Christopher W. Lochhead   29  Executive Vice President of Strategic      1996
                              Marketing

Garry Hallee              37  Executive Vice President of Engineering    1996

Kathleen A. Murphy        51  Chief Financial Officer                    1995

Michael M. Loo            41  Vice President, Finance                    1993

David Schellhase          34  Vice President and General Counsel         1997

David Jodoin              33  Executive Vice President of Corporate      1997
                              Development

Mary Egan Lorigan         37  Vice President,North America Sales         1998

Marie Alexander           39  Vice President of Client Services          1998



John R. Luongo has served as President, Chief Executive Officer and a director of the Company since June 1993. He was an independent consultant from November 1992 to June 1993, President, Chief Executive Officer and Chairman of the Board of Trifox, Inc., a software company, from September 1991 to November 1992, Senior Consultant at Merrill, Pickard, Anderson and Eyre, a venture capital firm, from September 1990 to June 1991 and Senior Vice President International Division at Oracle Corporation from July 1982 to July 1990.

Roger J. Sippl is a co-founder of the Company and has served as a director of the Company since December 1990 and as Chairman of the Board since 1996. Mr. Sippl is the founder of Visigenic Software, Inc., where he served as Chief Executive Officer from January 1993 until its acquisition by Borland International, Inc. in March 1998. Since March 1998, Mr. Sippl has been Chief Technology Officer of Borland International, Inc. Prior to his relationship with Visigenic Software, Mr. Sippl founded Informix Software in 1980 and served as that company's Chairman of the Board until 1992.

Aneel Bhusri has served as a director of the Company since December 1996. He has served in several capacities with PeopleSoft, Inc. since August 1993, currently as its Senior Vice President of Product Strategy. From June 1992 to March 1993, Mr. Bhusri served as an associate at Norwest Venture Capital. From 1988 to 1991 he was a financial analyst in Morgan Stanley's Corporate Finance Department.

William H. Davidow has served as a director of the Company since July 1991. He has been a General Partner at Mohr, Davidow Ventures since May 1985. From 1973 to 1985, he held a number of management positions at Intel Corporation including Senior Vice President of Marketing and Sales. He also serves as Chairman of the Board of Rambus, Inc. and is a director of Power Integrations, Inc. and several private companies.

Kevin G. Hall has served as a director of the Company since May 1994. He has served as a General Partner of Norwest Equity Partners, IV since August 1993. Prior to his relationship with Norwest Equity Partners, IV, he served as a principal in Brentwood Associates, a venture capital firm, from June 1988 to August 1993.

Raymond L. Ocampo Jr. has served as a director of the Company since January 1997. He currently serves as an independent mediator of disputes among high technology corporations and is Executive Director of the Berkeley Center for Law and Technology. He served in several capacities with Oracle Corporation from July 1986 to November 1996, primarily and most recently as its Senior Vice President, General Counsel and Corporate Secretary. He is a member of the board of KQED, the Bay Area public television affiliate, as well as several private companies.

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

John M. Jack has served as Chief Operating Officer since January 1997 and was Vice President, Worldwide Sales of the Company from May 1995 to January 1997. He served as Vice President, Western Regional Sales at Sybase Corporation, a client/server software company, from April 1991 to April 1995. From November 1986 to April 1991, he held various sales management and sales positions at Sybase Corporation.

Christopher W. Lochhead has served as Executive Vice President of Strategic Marketing of the Company since June 1996. He served as President and Chief Executive Officer of Always An Adventure, a strategy consulting company, from November 1993 to June 1996 where he coined the term "Customer Asset Management." From September 1991 to November 1993, he was Director of Canada at Platinum Software Corporation, a software company.


Garry Hallee has served as Executive Vice President of
Engineering of the Company since October 1996. He served as Vice President and General Manager at Platinum Technology, a software company, from December 1995 to October 1996. From July 1992 to December 1995, he served as Director, Product Development at Trinzic, a software company. From May 1984 to July 1992, he served as Chief Technology Officer and Development Manager at Aion, a software company.

Kathleen A. Murphy has served as Chief Financial Officer of the Company since August 1995. She served as Chief Financial Officer at The ImagiNation Network, an entertainment software company from April 1994 to August 1995 and as Chief Financial Officer of Verity, Inc., an information retrieval software company, from April 1989 to March 1994. She previously served as Chief Financial Officer for Automation Technology Products and Software Publishing Corporation, as well as in various positions at Hewlett-Packard Corporation.

Michael M. Loo has served as Vice President, Finance of the
Company since May 1995. He initially served as its Director of Finance and Administration from October 1993 to May 1995. Previously, he served in various financial and accounting positions, most recently as Controller, Worldwide Field Operations, at Sybase Corporation, a client/server software company, from January 1990 to October 1993. Prior to that he held a number of positions with Oracle Corporation and ROLM Corporation.

David R. Schellhase has served as Vice President and General Counsel of the Company since August 1997. He was General Counsel of Premenos Technology Corp. from November 1995 to August 1997. From July 1993 to November 1995 he was Corporate Counsel at Oracle Corporation. From September 1990 to June 1993 he was an associate with the law firm of Brobeck, Phleger & Harrison. He is an adjunct faculty member at the Golden Gate University School of Law.

David Jodoin has served as Executive Vice President, Corporate Development of the Company since January 1998. From August 1997 to January 1998, he was Executive Vice President, Field Services of the Company. He was the founder of Innovative Computer Concepts, Inc. and served as its President and Chief Executive Officer from July 1994 until its acquisition by the Company in September 1997. Previously, he served in several capacities for CODA Incorporated from January 1990 until July 1994, most recently as Director of Development for CODA Group Limited.

Mary Egan Lorigan has served as Vice President, North America
Sales of the Company since November 1997. She was Vice President, North America Vertical and Channels with the Company from January 1997 to November 1997 and was Vice President, Western Region from November 1993 through December 1997. Previously, she served in sales and sales management positions with Informix Software, Inc., most recently as Director, Northeastern Region from January 1990 to May 1993 and Director of Channel Marketing and Strategic VAR Sales from May 1993 to October 1993.

Marie Alexander has served as Vice President of Client Services of the Company since August 1994. She was Senior Director of
Client Services at Harbinger Corporation from January 1992 to
August 1994.

Item 2. Properties

The Company's principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 72,000 square feet and are located in two buildings in Santa Clara, California under leases which expire in May 2001 and December 2003. In addition, the Company leases offices in approximately 25 cities in Asia, Australia, Europe, North America and South America.

Item 3. Legal Proceedings

        None.

Item 4. Submission of Matters to a Vote of Securities Holders

        None

PART II

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters

The Company's stock has been traded on the NASDAQ National
Market System since the Company's initial public offering on August 14, 1995, under the NASDAQ symbol VNTV. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by NASDAQ:


                                              HIGH      LOW
                                            --------  --------

 Year Ended December 31, 1996
--------------------------------------
 First Quarter                              $12.250    $9.500
 Second Quarter                             $19.750   $11.000
 Third Quarter                              $32.380   $12.750
 Fourth Quarter                             $42.250   $24.750

 Year Ended December 31, 1997
--------------------------------------
 First Quarter                              $34.250   $19.000
 Second Quarter                             $30.875   $14.500
 Third Quarter                              $38.000   $21.750
 Fourth Quarter                             $30.625   $21.375

All sales prices have been adjusted for a 2-for-1 stock dividend paid in the form of a 100% stock dividend in October 1996. As of December 31, 1997, there were approximately 365 holders of record of the Company's common stock.

The Company has never paid cash dividends on its common stock.
The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                            THE VANTIVE CORPORATION
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                          For the Years Ended December 31,
                                            -----------------------------------------------------
                                              1993       1994       1995       1996       1997
                                            ---------  ---------  ---------  ---------  ---------
 CONSOLIDATED STATEMENT OF OPERATIONS DATA:
   Revenues:
     License  . . . . . . . . . . . . . .     $1,900     $7,141    $16,631    $41,513    $76,471
     Service  . . . . . . . . . . . . . .        613      3,073      8,404     22,761     40,875
                                            ---------  ---------  ---------  ---------  ---------
           Total revenues  . . . . . .         2,513     10,214     25,035     64,274    117,346
   Cost of Revenues:
     License  . . . . . . . . . . . . . .         50        110        163        392        736
     Service  . . . . . . . . . . . . . .      1,227      2,383      5,968     12,263     22,748
                                            ---------  ---------  ---------  ---------  ---------
           Total cost of revenues . . . .      1,277      2,493      6,131     12,655     23,484
                                            ---------  ---------  ---------  ---------  ---------
   Gross margin . . . . . . . . . . . . .      1,236      7,721     18,904     51,619     93,862
   Operating Expenses:
     Sales and marketing  . . . . . . . .      2,142      5,068     11,582     24,676     45,811
     Research and development   . . . . .      1,726      2,072      3,319      7,261     17,508
     General and administrative . . . . .        908      1,099      2,167      5,389      9,377
     Acquired in-process research
       and development  . . . . . . . . .         --         --         --         --     21,121
                                            ---------  ---------  ---------  ---------  ---------
           Total operating expenses . . .      4,776      8,239     17,068     37,326     93,817
                                            ---------  ---------  ---------  ---------  ---------
   Income (loss) from operations  . . . .     (3,540)      (518)     1,836     14,293         45

   Other income (expense), net  . . . . .        (92)       (30)       439      1,286      1,305
                                            ---------  ---------  ---------  ---------  ---------
   Income (loss) before provision for
     income taxes . . . . . . . . . . . .     (3,632)      (548)     2,275     15,579      1,350
   Provision for income taxes . . . . . .         --         --        232      4,674      8,308
                                            ---------  ---------  ---------  ---------  ---------
   Net income (loss)  . . . . . . . . . .    ($3,632)     ($548)    $2,043    $10,905    ($6,958)
                                            =========  =========  =========  =========  =========
   Net income (loss) per basic share* . .     ($1.14)    ($0.14)     $0.10      $0.45     ($0.28)
                                            =========  =========  =========  =========  =========
   Net income (loss) per diluted share* .     ($1.14)    ($0.14)     $0.09      $0.42     ($0.28)
                                            =========  =========  =========  =========  =========
   Basic - Shares used in per share
      computation*. . . . . . . . . . . .      3,175      4,038     21,034     24,008     24,570
                                            =========  =========  =========  =========  =========
   Diluted- Shares used in per share
      computation*. . . . . . . . . . . .      3,175      4,038     23,012     25,847     24,570
                                            =========  =========  =========  =========  =========

                                                                December 31,
                                            -----------------------------------------------------
                                              1993       1994       1995       1996       1997
                                            ---------  ---------  ---------  ---------  ---------
 CONSOLIDATED BALANCE SHEET DATA:
   Working capital  . . . . . . . . . . .     $1,553     $3,438    $24,463    $32,959   $108,929
   Total assets . . . . . . . . . . . . .      3,365      7,457     34,587     58,364    162,739
   Total liabilities  . . . . . . . . . .      1,325      3,321      7,930     18,933    107,007
   Mandatorily redeemable convertible
     preferred stock. . . . . . . . . . .      8,244     10,801         --         --         --
   Stockholders' equity
                ( deficit). . . . . . . .    ($6,204)   ($6,665)   $26,657    $39,431    $55,732

*Net income (loss) per share in 1993, 1994 and 1995 have been restated in accordance with the requirements of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98.

                            THE VANTIVE CORPORATION
                            QUARTERLY FINANCIAL DATA
                     (In thousands, except per share data)

                                                              Quarter Ended
                                -------------------------------------------------------------------------------
                                Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                  1996      1996      1996      1996      1997      1997      1997      1997
                                --------- --------- --------- --------- --------- --------- --------- ---------
Revenues:
    License  . . . . . . . . . .  $7,088    $9,914   $11,102   $13,409   $15,026   $16,893   $19,889   $24,663
    Service  . . . . . . . . . .   3,725     5,287     6,147     7,602     7,497     9,117    11,199    13,062
                                --------- --------- --------- --------- --------- --------- --------- ---------
       Total revenues  . . . . .  10,813    15,201    17,249    21,011    22,523    26,010    31,088    37,725

Cost of revenues:
    License  . . . . . . . . . .      56        97       113       126       120       182       210       224
    Service  . . . . . . . . . .   2,322     2,769     3,316     3,856     4,044     4,975     6,444     7,285
                                --------- --------- --------- --------- --------- --------- --------- ---------
       Total cost of revenues  .   2,378     2,866     3,429     3,982     4,164     5,157     6,654     7,509
                                --------- --------- --------- --------- --------- --------- --------- ---------
Gross margin  . . . . . . . . .    8,435    12,335    13,820    17,029    18,359    20,853    24,434    30,216

Operating expenses:
    Sales and marketing  . . . .   4,826     5,100     6,462     8,288     9,662    10,674    11,811    13,664
    Research and development . .   1,102     1,403     1,694     3,062     3,299     3,610     4,689     5,910
    General and administrative .   1,079     1,136     1,511     1,663     1,719     2,037     2,413     3,208
    Acquired in-process research
      and development  . . . . .      --        --        --        --        --        --    21,121        --
                                --------- --------- --------- --------- --------- --------- --------- ---------
       Total operating expenses.   7,007     7,639     9,667    13,013    14,680    16,321    40,034    22,782
                                --------- --------- --------- --------- --------- --------- --------- ---------
Income (loss) from operations  .   1,428     4,696     4,153     4,016     3,679     4,532   (15,600)    7,434
Other income . . . . . . . . . .     272       287       370       357       367       390       376       172
                                --------- --------- --------- --------- --------- --------- --------- ---------
Income (loss) before provision
  for income taxes . . . . . . .   1,700     4,983     4,523     4,373     4,046     4,922   (15,224)    7,606
Provision for income taxes . . .     340     1,665     1,357     1,312      1497     1,817     2,178     2,816
                                --------- --------- --------- --------- --------- --------- --------- ---------
Net income (loss). . . . . . . .  $1,360    $3,318    $3,166    $3,061    $2,549    $3,105  ($17,402)   $4,790
                                ========= ========= ========= ========= ========= ========= ========= =========
Net income (loss) per
  basic share. . . .  . . . . .    $0.06     $0.14     $0.13     $0.13     $0.11     $0.13    ($0.71)    $0.19
                                ========= ========= ========= ========= ========= ========= ========= =========
Net income (loss) per
  diluted share. . . . . . . . .   $0.05     $0.13     $0.12     $0.12     $0.10     $0.12    ($0.71)    $0.19
                                ========= ========= ========= ========= ========= ========= ========= =========

                                                             As a Percentage of Total Revenues
                                -------------------------------------------------------------------------------
                                  Mar. 31,  June 30,  Sept. 30, Dec. 31,  Mar. 31,  June 30,  Sept. 30, Dec. 31,
                                    1996      1996      1996      1996      1997      1997      1997      1997
                                --------- --------- --------- --------- --------- --------- --------- ---------
Revenues:
    License  . . . . . . . . . .    65.6%     65.2%     64.4%     63.8%     66.7%     64.9%     64.0%     65.4%
    Service  . . . . . . . . . .    34.4%     34.8%     35.6%     36.2%     33.3%     35.1%     36.0%     34.6%
                                --------- --------- --------- --------- --------- --------- --------- ---------
       Total revenues  . . . . .   100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%    100.0%

Cost of revenues:
    License  . . . . . . . . . .     0.5%      0.7%      0.7%      0.6%      0.5%      0.7%      0.7%      0.6%
    Service  . . . . . . . . . .    21.5%     18.2%     19.2%     18.4%     18.0%     19.1%     20.7%     19.3%
                                --------- --------- --------- --------- --------- --------- --------- ---------
       Total cost of revenues  .    22.0%     18.9%     19.9%     19.0%     18.5%     19.8%     21.4%     19.9%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Gross margin  . . . . . . . . .     78.0%     81.1%     80.1%     81.0%     81.5%     80.2%     78.6%     80.1%

Operating expenses:
    Sales and marketing  . . . .    44.6%     33.6%     37.5%     39.4%     42.9%     41.0%     38.0%     36.2%
    Research and development . .    10.2%      9.2%      9.8%     14.6%     14.7%     13.9%     15.1%     15.7%
    General and administrative .    10.0%      7.5%      8.8%      7.9%      7.6%      7.8%      7.8%      8.5%
    Acquired in-process research
      and development  . . . . .      --        --        --        --        --        --      67.9%       --
                                --------- --------- --------- --------- --------- --------- --------- ---------
       Total operating expenses.    64.8%     50.3%     56.1%     61.9%     65.2%     62.7%    128.8%     60.4%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Income (loss) from operations  .    13.2%     30.8%     24.0%     19.1%     16.3%     17.5%    -50.2%     19.7%
Other income . . . . . . . . . .     2.5%      1.9%      2.1%      1.7%      1.6%      1.4%      1.2%      0.5%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Income (loss) before provision
  for income taxes . . . . . . .    15.7%     32.7%     26.1%     20.8%     17.9%     18.9%    -49.0%     20.2%
Provision for income taxes . . .     3.1%     10.9%      7.8%      6.2%      6.6%      7.0%      7.0%      7.5%
                                --------- --------- --------- --------- --------- --------- --------- ---------
Net income (loss). . . . . . . .    12.6%     21.8%     18.3%     14.6%     11.3%     11.9%    -56.0%     12.7%
                                ========= ========= ========= ========= ========= ========= ========= =========

Item 7. Management's Discussion and Analysis of Financial
Condition and Results of Operations

Overview

The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company's suite of products addresses the front-office automation market and is called the Vantive Enterprise. The Vantive Enterprise consists of the following applications: Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The release of Vantive Enterprise 7 in the third quarter of 1997 contains significant enhancements to all applications and a new development environment, Vantive Object Studio, which allows for rapid customization, deployment and administration of the Vantive Enterprise. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and
(ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include customer support, consulting and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for approximately 9.3%, 12.1% and 13.5% of total revenues, in 1995, 1996 and 1997, respectively. Because concurrent user fees are not application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive HelpDesk and, to a lesser degree, Vantive Sales. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during 1995, 1996 or 1997. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

The Company's revenues are derived from software license fees and fees for its services. License revenues consist of license fees for the Company's products as well as fees from sublicensing third party software products. The Company generally recognizes license fees upon shipment of software products if collection is probable, the license agreement requires payment within one year, the fee is fixed or determinable and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, customer support revenues and, to a lesser extent, training revenues. Consulting and training revenues generally are recognized as services are performed. Customer support revenues are recognized ratably over the term of the support period, which is typically one year. If customer support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such customer support services to customers. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met. See Note 2 of Notes to Consolidated Financial Statements.

International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 9.8%, 9.3% and 16.0% of the Company's revenue in 1995, 1996 and 1997, respectively.
 The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and the Company's business, results of operations and financial condition
could be materially adversely  affected.   There are certain risks inherent in
doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, changes in foreign economic conditions, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. The Company's foreign subsidiaries operate primarily in local currencies, and their results are translated into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's operating results could be materially adversely affected. In particular, revenue from sales in the Pacific Rim could be adversely affected by declines in the value of such currencies against the dollar. In addition, the overall weakness of these economies could adversely affect revenue from the Pacific Rim. Although the Company has not experienced these effects in a meaningful way to date, there can be no assurance that it will not experience them in the future. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results and financial condition.

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward- looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipate," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

         The following table sets forth the percentages that income statement items are to total revenues for the years ended December 31, 1995, 1996 and 1997:


                                             For the Years Ended December 31,
                                            --------------------------------
                                               1995       1996         1997
                                            ---------- ---------- ----------
REVENUES:
  License ................................       66.4%      64.6%      65.2%
  Service ................................       33.6%      35.4%      34.8%
                                            ---------- ---------- ----------
           Total revenues.................      100.0%     100.0%     100.0%

COST OF REVENUES:
  License ................................        0.7%       0.6%       0.6%
  Service ................................       23.8%      19.1%      19.4%
                                            ---------- ---------- ----------
           Total cost of revenues.........       24.5%      19.7%      20.0%
                                            ---------- ---------- ----------
GROSS MARGIN..............................       75.5%      80.3%      80.0%

OPERATING EXPENSES:
  Sales and marketing.....................       46.3%      38.4%      39.0%
  Research and development................       13.2%      11.3%      14.9%
  General and administrative .............        8.7%       8.4%       8.0%
  Acquired in-process research
    and development.......................          --         --      18.0%
                                            ---------- ---------- ----------
           Total operating expenses.......       68.2%      58.1%      79.9%
                                            ---------- ---------- ----------
Operating Income.........................         7.3%      22.2%       0.1%
                                            ---------- ---------- ----------
OTHER INCOME:                                     1.8%       2.0%       1.1%
                                            ---------- ---------- ----------
INCOME BEFORE PROVISION
  FOR INCOME TAXES........................        9.1%      24.2%       1.2%
PROVISION FOR INCOME TAXES................        0.9%       7.3%       7.1%
                                            ---------- ---------- ----------
NET INCOME (LOSS).........................        8.2%      16.9%      -5.9%
                                            ========== ========== ==========

Revenues

License. The Company increased its license revenues by 149.6% from $16.6 million in 1995 to $41.5 million in 1996 and by 84.2% to $76.5 million in 1997. These increases were due to the market's growing acceptance of the Company's products and the release of Vantive Enterprise 7 in the third quarter of 1997. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

Service. Service revenues are primarily comprised of fees from consulting, customer support and, to a lesser extent, training services. Service revenues increased by 170.8% from $8.4 million in 1995 to $22.8 million in 1996 and by 79.4% to $40.9 million in 1997. The increase in service revenues was primarily due to the increase in consulting, customer support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.

Cost of Revenues

License. Cost of license revenues includes the cost of product media, product duplication and manuals. Cost of license revenues increased from $163,000, or 1.0% of related license revenues, in 1995, to $392,000, or 0.9% of related license revenues, in 1996 and to $736,000, or 1.0% of related license revenues, in 1997. The increase in absolute dollars in cost of license revenues was primarily due to the increase in volume shipments of the Company's software applications and the cost of sublicensing third-party software.

Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased from $6.0 million, or 71.0% of related service revenues, in 1995, to $12.3 million, or 53.9% of related service revenues, in 1996 and to $22.7 million, or 55.7% of related service revenues, in 1997. These increases in absolute dollars were due primarily to increases in consulting, support and training personnel and third-party service providers during these periods. The increase in cost of service revenues as a percentage of the related service revenues from 1996 to 1997 was primarily due to the variation in the resources used during the period. The decrease in cost of service revenues as a percentage of the related service revenues from 1995 to 1996 was primarily due to economies of scale realized as a result of a higher level of service activity and due to customer support revenues constituting a higher proportion of total service revenues. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

Operating Expenses

Sales and marketing. Sales and marketing expenses increased from $11.6 million, or 46.3% of revenues, in 1995 to $24.7 million, or 38.4% of revenues, in 1996 and to $45.8 million, or 39.0% of revenues, in 1997. These increases in absolute dollars were primarily related to the expansion of the Company's sales and marketing resources, increased commissions expenses as a result of higher sales levels and increased marketing activities, including trade show, direct mail and other promotional expenses. The Company plans to continue to invest heavily in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percentage of revenues over the coming year.

Research and development. Research and development expenses increased from $3.3 million, or 13.2% of revenues, in 1995 to $7.3 million, or 11.3% of revenues, in 1996 and to $17.5 million, or 14.9% of revenues in 1997. Research and development expenses increased in absolute dollars between the years primarily as a result of an increase in personnel and outside contractors to support the Company's product development activities. In addition, research and development expenses increased as a percentage of revenues in 1997 compared to 1996 primarily due to product releases which includes Vantive Enterprise 7, VanWeb, Vantive On-The-Go, Vantive Inventory, and Vantive Procurement. Over the coming years, the Company plans to continue to invest heavily in research and development. As a result, research and development expenses are anticipated to increase in absolute dollars over the coming year.

Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally-generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all software development costs to research and development expense.

General and administrative. General and administrative expenses increased from $2.2 million, or 8.7% of revenues, in 1995 to $5.4 million, or 8.4% of revenues, in 1996 and to $9.4 million, or 8.0% of revenues in 1997. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars over the coming year.

Acquired in-process research and development.  On August 26,
1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a leading developer of software that improves spare parts procurement and management for field service applications (the "Merger"). The Company paid $125,000 in cash and issued 655,571 shares of its common stock in exchange for all outstanding shares of ICC. The Company also assumed all outstanding ICC options, which were converted to options to purchase approximately 32,381 shares of the Company's common stock, resulting in a total purchase price of $21 million (including direct costs of the acquisition). The Merger was recorded under the purchase method of accounting and therefore the results of operations of ICC and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the Merger, ICC became a wholly owned subsidiary of the Company. In connection with the acquisition, the Company received an appraisal of the intangible assets, which indicated that approximately $21.1
million represented in-process research and development.   The
acquired in-process research and development was expensed in the quarter ended September 30, 1997. In addition, the Company has recorded goodwill of approximately $680,000 that will be amortized on a straight-line basis over five years.

Provision for income taxes.  The Company's provision for
federal, state and foreign income taxes for fiscal 1997 was $8.3 million. The effective tax rate for fiscal 1997 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development that resulted from the Merger. Excluding the effect of these charges, the effective tax rate for fiscal 1997 would have been 37%, compared to an effective tax rate of 30% for fiscal 1996. The primary reason for the increase in the effective tax rate is that the Company utilized its remaining domestic net operating loss carryforwards during
1996 and used $430,000 of operating loss carryforwards to benefit 1997. The remaining net operating loss carryforwards available to benefit future years are approximately $451,000 at December 31,
1997.   See Note 11 of the Notes to Consolidated Financial
Statements.

Net income (loss) and earnings (loss) per share.  Net income
(loss) was $2.0 million, $10.9 million and $(7.0) million for the years ended December 31, 1995, 1996 and 1997, respectively. Net income (loss) per basic share was $0.10, $0.45 and $(0.28) for the years ended December 31, 1995, 1996 and 1997, respectively. Net income (loss) per diluted share was $0.09, $0.42 and $(0.28) for the years ended December 31, 1995, 1996 and 1997, respectively. Excluding the financial statement effects of the Merger, net income for the year ended December 31, 1997, would have been $14.2 million, or $0.55 per diluted share.

Financial Condition

Total assets as of December 31, 1997 increased $104.4 million from December 31, 1996. The increase was primarily due to increases in cash, cash equivalents and short-term investments, accounts receivable, prepaid expenses and other current assets and property and equipment. Cash, cash equivalents and short-term investments increased by $68.5 million, primarily due to funds consisting of the proceeds from the issuance of convertible debt. On August 21, 1997, the Company sold an aggregate of $69.0 million in principal of convertible subordinated notes due 2002 to certain investors in the United States and outside the United States and incurred approximately $2.4 million of offering expenses in connection with this issuance (the "Convertible Debt"). These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the investor's option, if and when the share price exceeds $41.93 per share. Net accounts receivable increased $19.5 million primarily due to increased revenues from sales of the Company's products and services. Net property and equipment increased $5.7 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

Current liabilities as of December 31, 1997 increased
$19.5 million from December 31, 1996. The increase was due to increases in accrued liabilities and deferred revenues of $16.1 million and $3.0 million, respectively. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and deferrals of revenues related to customer support.

Liquidity and Capital Resources

Operating activities provided cash of $5.6 million in 1997. The primary source of these funds was income from operations after the write-off of acquired in-process research and development costs, increase in accrued liabilities and deferred revenues, partially offset by increases in accounts receivables and prepaid expenses and other current assets. Operating activities provided cash of $10.3 million in 1996. The primary source of these funds was net income, increases in accounts payable and accrued liabilities and deferred revenues, partially offset by increases in accounts receivable and prepaid expenses and other current assets.

Investing activities used cash of $26.2 million in 1997, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. Investing activities used cash of $3.2 million in 1996, primarily for the purchase of capital equipment and, to a lesser extent, for the purchase of short-term, interest-bearing, investment-grade securities. The Company does not currently have any material commitments for capital equipment acquisitions.

Financing activities provided cash of $72.2 million in 1997.
The primary source of these funds was proceeds from the issuance of the Convertible Debt. The Company intends to use the net proceeds of $66.6 million from the Convertible Debt offering for working capital and other general corporate purposes. Financing activities provided cash of $1.3 million in 1996. The primary source of these funds was proceeds from issuance of Common Stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations.

At December 31, 1997, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $101.4 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.

Business Risks

This report includes a number of forward-looking statements, which reflect the Company's current views on future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below which could cause actual results to differ materially from historical results or those anticipated. Some of the forward-looking statements are generally applicable to emerging growth companies or to the software industry, others are specific to the front-office automation market and others are specific to the Company. In this report, the words "anticipates,"
"believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Future Operating Results Uncertain. The Company has experienced significant growth in revenues in recent periods. The Company does not believe that the historical growth rates of revenues will be sustainable or are indicative of future results. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many things, including demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which could adversely affect the
Company's operating margins.   Competition for good salespeople and
sales managers is intense and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The Company's strategy also depends, in part, on relationships with third parties. There also can be no assurance that the Company will attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company was not profitable prior to 1995 and there can be no assurance that the Company will remain profitable on a quarterly or annual basis. See "Business - Sales and Marketing."

Fluctuations in Quarterly Operating Results. The Company's quarterly operating results have in the past varied and will probably in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, increased competition, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of its customers, seasonality, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors.

A significant portion of the Company's revenues in any quarter is typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications businesses, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for front-office automation software products is rapidly evolving. The Company's sales cycle is typically six to nine months but varies substantially from customer to customer. The Company expects that sales made through indirect channels, which are harder to predict and usually have lower margins than direct sales, will increase as a percentage of total revenues.

The Company operates with little order backlog because its products are typically shipped shortly after orders are received. As a result of these factors, quarterly revenues for any future quarter are not predictable with any significant degree of certainty. The Company's expense levels are based, in part, on its expectations as to future revenues. Net income may be disproportionately affected by a reduction in revenues, because most of the Company's expenses do not vary with revenues. The Company may also choose to reduce prices or increase spending in response to competition or to pursue new market opportunities. In particular, if new competitors, technological advances by existing competitors, or other competitive factors require the Company to invest significantly greater resources in research and development efforts, the Company's operating margins in the future may be adversely affected.

The foregoing statements regarding the Company's future revenues and net income are forward-looking statements and actual results may vary substantially depending upon a variety of factors described in this paragraph and elsewhere in this report.

Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. If this happens, the price of the Company's Common Stock will likely be materially adversely affected.

Rapid Technological Change and Product Development Risks. The front-office automation software market is subject to rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards that may render existing products and services less marketable or obsolete. As a result, the Company's position in its existing markets or other markets that it may enter could be eroded rapidly by product advances. The life cycles of the Company's products are difficult to estimate. The Company's growth and future financial performance will depend in part on its ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. These are increasingly complex and costly undertakings. For example, the Company's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms and as a result, to gain broad market acceptance, the Company must continue to support and maintain its products on a variety of such platforms. The Company's future success will depend on its ability to address the increasingly sophisticated needs of its customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to its products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements. The Company may not be able to successfully change other aspects of its business, such as its distribution channels or cost structure, if technological changes in its market require such change.

The Company's product development efforts require substantial investments by the Company. There can be no assurance that the Company will have sufficient resources to make the necessary investments. The Company has in the past experienced development delays and there can be no assurance that the Company will not experience such delays in the future. There can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. In addition, there can be no assurance that such products will meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technological or any other reasons, to develop and introduce new and enhanced products in a timely manner, the Company's business, results of operations and financial condition could be materially adversely affected.

Software products as complex as those offered by the Company may contain errors that may be detected at any point in the products' life cycles. The Company has in the past discovered software errors in certain of its products and has delayed shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found, resulting in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to the Company's reputation, or increased service and warranty costs, any of which could have a material adverse effect on the Company's business, results of operations and financial condition. See "Products and Technology."

International Operations, Foreign Currency Fluctuations. International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 9.8%, 9.3% and 16.0% of the Company's revenue in 1995, 1996 and 1997, respectively. The majority of this international revenue has come from Europe. The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and the Company's business, results of operations and financial condition could be materially adversely affected.

 As the Company continues to expand its international operations, significant costs may be incurred before achieving any additional international revenues, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, changes in foreign economic conditions, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the combined company's international operations. The Company's foreign subsidiaries operate primarily in local currencies, and their results are translated into US dollars. If the value of the US dollar increases relative to foreign currencies, the Company's operating results could be materially adversely affected. In particular, revenue from sales in the Pacific Rim could be adversely affected by declines in the value of such currencies against the dollar. In addition, the overall weakness of these economies could adversely affect revenue from the Pacific Rim. Although the Company has not experienced these effects in a meaningful way to date, there can be no assurance that it will not experience them in the future. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's future international operations and, consequently, on its business, operating results and financial condition.

Competition. The front-office automation software market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications that can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise-level and department-level front-office markets, such as Astea International, Inc., Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx Software, Scopus Technology, Inc. and Siebel Systems, Inc. In March 1998, Siebel Systems, Inc. and Scopus Technology, Inc. announced that they had entered into a definitive agreement for Siebel to acquire all of the outstanding shares of Scopus Technology, Inc.

  The Company also competes with a substantial number of businesses that offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. (which was recently acquired by the IBM subsidiary, Tivoli Systems, Inc.). The Company believes that such point solution providers may expand their product offerings, which could provide increased competition for the company across its market segments. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers that develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, Oracle and The Baan Company have each introduced sales automation and/or customer support modules as part of their application suites. Oracle has announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses.

The Company expects that large software vendors in the enterprise resource planning market will continue to enter and pursue the front-office automation market. These competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company.

The Company also expects that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products to address the needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company also expects that competition may increase as a result of both new software start ups entering the market as well as existing software industry vendors which may be planning to enter the market for front-office applications. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could materially adversely affect the Company's business, results of operations and financial condition. Many of the Company's current and potential competitors have significantly greater financial, marketing, service, support, technical and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, service and sale of their products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, results of operations and financial condition.

The Company believes that the principal competitive factors affecting its market include product features such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease of use and such other factors as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although the Company believes that its products currently compete favorably with respect to such factors, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Management of Expanding Operations; Dependence Upon Key
Personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its workforce. There can be no assurance that the Company will be able to do so. The Company's failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has recently hired a significant number of employees, including senior sales, marketing, research and development and finance personnel and in order to maintain its ability to grow in the future, the Company will be required to significantly increase its total headcount. In addition, the Company's future performance depends in significant part upon attracting and retaining key technical, sales, senior management and financial personnel. In particular, delays in hiring sales or research and development personnel may have a material adverse effect on the Company's business, results of operations and financial condition. The loss of the services of one or more of the Company's officers or the inability to recruit other additional senior management could have a material adverse effect on the Company's business, results of operations and financial condition. Competition for such personnel is intense and the inability to retain its key technical, sales, senior management and financial personnel or to attract, assimilate or retain other highly qualified technical, sales, senior management and financial personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

Increased Use of Third Party Software. The Company currently markets a proprietary application development environment for its customers to tailor its products. This application development environment is also used by the Company to build and modify its products. The Company believes, based on interactions with its customers and potential customers, that it currently derives a competitive advantage from this proprietary application development environment. However, the Company believes that competitive pressures, technological changes demanded by customers and significant advances in the sophistication of third party application development tools such as Visual Basic will require the Company to make greater use of third party software in the future. The greater use of third party software could require the Company to invest significant resources in rewriting some or all of its software applications products utilizing third party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation and any competitive advantage associated with the proprietary development environment. There can be no assurance that the Company would be able to successfully rewrite its applications or enter into commercially reasonable licenses and the costs of, or inability or delays in, doing so could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Emerging Markets for Front-Office Automation Software; Product Concentration. The Company's future financial performance will depend in large part on the growth in demand for individual front-office automation applications as well as the number of organizations adopting comprehensive front-office automation software information systems. To date, much of the Company's license revenues have resulted from sales of individual applications, particularly Vantive Support and Vantive HelpDesk. The markets for these applications are relatively new and undeveloped and failure of these markets to expand would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company is investing in the sales, field service and quality automation markets. Should these markets fail to develop, not accept the Company's products or cause the company to lose new business and/or customers in its traditional markets, there would be an adverse effect on the Company's business, results of operations and financial condition.

The Company believes that an important competitive advantage for its software applications is their ability to be integrated with one another and with other back-office software applications to create an enterprise-wide information system. If the demand for integrated suites of front-office automation applications fails to develop, or develops more slowly than the Company currently anticipates, it could have a material adverse effect on the demand for the Company's applications and on its business, results of operations and financial condition. In addition, any other factor adversely affecting the demand for the Company's existing applications could have a material adverse effect on the Company's business, results of operations and financial condition.

Need to Expand Distribution Channels and Successfully Leverage Third Party Relationships. An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships to cover key vertical markets. An important element of the Company's strategy is to integrate its products with products from enterprise resource planning ("ERP") vendors. The Company is currently investing and intends to continue to invest, significant resources toward these strategies, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired and continues to hire significant numbers of direct salespeople. Competition for salespeople is intense and there can be no assurance that the Company can retain its existing salespeople or that it can attract, assimilate and retain additional highly qualified salespeople in the future. The strategy also depends, in large part, on attracting and retaining beneficial third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers, other third party distributors or ERP vendors. The Company's agreements with these third parties are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers, other third party distributors or ERP vendors, or the failure to effectively identify key vertical markets, could have a material adverse effect on the Company's business, results of operations and financial condition.

Possible Volatility of Stock Price. Future announcements concerning the Company or its competitors, quarterly variations in operating results, announcements of technological innovations, the introduction of new products or changes in product pricing policies by the Company or its competitors, proprietary rights or other litigation, changes in earnings estimates by analysts or other factors could cause the market price of the Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results of such companies. These fluctuations, as well as general economic, market and political conditions such as changes in interest rates, recessions or military conflicts, may materially and adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such companies. Such litigation could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Licensed Technology. Vantive licenses technology on a non-exclusive basis from several businesses for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these products or to license other products for use with its products or substantial increases in royalty payments under these third party licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the effective implementation of the Company's products depends upon the successful operation of these licensed products in conjunction with the Company's products and therefore any undetected errors in such licensed products may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and/or injure the Company's reputation. Such problems could have a material adverse effect on the Company's business, results of operations and financial condition.

Dependence on Proprietary Technology; Risks of Infringement.
The Company's success is heavily dependent upon proprietary technology. The Company relies primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality procedures and contractual provisions to protect its proprietary rights. There can be no assurance that such measures will be adequate to protect the Company from infringement of its technology. The Company presently has no patents or patent applications pending. Despite the Company's efforts to protect its proprietary rights, attempts may be made to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. In particular, as the Company provides its licensees with access to the proprietary information underlying the Company's licensed applications, there can be no assurance that licensees or others will not develop products which infringe the Company's proprietary rights.

 Policing unauthorized use of the Company's products is difficult and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties, although the Company has in the past and may in the future, receive communications alleging possible infringement of third party intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's target markets grows and the functionality of products in such markets overlaps. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition. See "Business-Intellectual Property and Other Proprietary Rights."

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

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its products and systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software products which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with Potential Acquisitions. As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the business, operating results and financial condition of the Company. See "Liquidity and Capital Resources."


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

Information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the definitive proxy statement for the Company's 1998 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS."


Item 11.         Executive Compensation

The information required by this Item is incorporated by reference from the Proxy Statement under the caption "EXECUTIVE
COMPENSATION AND OTHER MATTERS."


Item 12.         Security Ownership of Certain Beneficial Owners and
                 Management

The information required by this Item is incorporated by reference from the Proxy Statement under the caption "STOCK
OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT."


Item 13.         Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference from the Proxy Statement under the caption "CERTAIN
RELATIONSHIPS AND RELATED TRANSACTIONS."

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)     The following documents are filed as a part of this
                Form:

                1.      Financial Statements-
                        Report of Independent Public Accountants

                        Consolidated Balance Sheets-
                        As of December 31, 1997 and 1996

                        Consolidated Statements of Operations-
                        For the Three Years Ended December 31, 1997

                        Consolidated Statements of Stockholders' Equity-For the Three Years Ended December 31, 1997

                        Consolidated Statements of Cash Flows-
                        For the Three Years Ended December 31, 1997

                        Notes to Consolidated Financial Statements

                2.      List of Subsidiaries

                        Consent of Independent Public Accountants

                        Valuation and Qualifying Accounts

       All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.




                3.      Exhibits:  See Index to Exhibits on page 37.
                        The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

        (b)     Reports on Form 8-K:

                        Report on Form 8-K filed on September 26, 1997 Report on Form 8-KA filed on November 4, 1997.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Vantive Corporation:

We have audited the accompanying consolidated balance sheets of The Vantive Corporation, (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Vantive Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                            ARTHUR ANDERSEN LLP


San Jose, California
January 21, 1998

                            THE VANTIVE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                          December 31,
                                                      --------------------
                                                        1997       1996
                                                      ---------  ---------
                            ASSETS
CURRENT ASSETS:
    Cash and cash equivalents......................    $77,583    $26,017
    Short-term investments.........................     23,800      6,853
    Accounts receivable, net of allowance for
      doubtful accounts of $1,820 and $780 in 1997
      and 1996, respectively.......................     33,295     13,775
    Prepaid expenses and other current assets......     11,896      4,492
                                                      ---------  ---------
             Total current assets..................    146,574     51,137
Property and equipment, net........................     12,465      6,764
Other assets.......................................      3,700        463
                                                      ---------  ---------
TOTAL ASSETS.......................................   $162,739    $58,364
                                                      =========  =========

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable...............................     $3,680     $3,230
    Accrued liabilities............................     23,868      7,760
    Current portion of capital lease obligations...        270        377
    Deferred revenues..............................      9,827      6,811
                                                      ---------  ---------
             Total current liabilities.............     37,645     18,178

Convertible debt                                        69,000         --
Capital lease obligations, net of current                   25
  portion..........................................                   346
Other..............................................        337        409
STOCKHOLDERS' EQUITY
    Preferred Stock:  $.001 par value, 2,000,000
    shares authorized; no shares issued and
      outstanding at December 31, 1997.............         --         --
    Common Stock:  $.001 par value, 50,000,000
      shares authorized; 25,275,191 and 24,140,441
      shares issued and outstanding at December 31,
      1997 and 1996, respectively..................         25         24
    Additional paid-in-capital.....................     56,741     33,410
    Cumulative translation adjustment..............        (98)       (25)
    Retained earnings (accumulated deficit)........       (936)     6,022
                                                      ---------  ---------
             Total stockholders' equity............     55,732     39,431
                                                      ---------  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........   $162,739    $58,364
                                                      =========  =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                For the Years Ended December 31,
                                               -----------------------------
                                                 1997      1996      1995
                                               --------- --------- ---------
REVENUES:
  License ................................      $76,471   $41,513   $16,631
  Service ................................       40,875    22,761     8,404
                                               --------- --------- ---------
           Total revenues.................      117,346    64,274    25,035

COST OF REVENUES:
  License ................................          736       392       163
  Service ................................       22,748    12,263     5,968
                                               --------- --------- ---------
           Total cost of revenues.........       23,484    12,655     6,131
                                               --------- --------- ---------
GROSS MARGIN..............................       93,862    51,619    18,904

OPERATING EXPENSES:
  Sales and marketing.....................       45,811    24,676    11,582
  Research and development................       17,508     7,261     3,319
  General and administrative .............        9,377     5,389     2,167
  Acquired in-process research
    and development (Note 3)..............       21,121       --        --
                                               --------- --------- ---------
           Total operating expenses.......       93,817    37,326    17,068
                                               --------- --------- ---------
INCOME FROM OPERATIONS....................           45    14,293     1,836
                                               --------- --------- ---------
OTHER INCOME (EXPENSE):
  Interest income ........................        2,773     1,445       534
  Interest expense .......................       (1,468)     (159)      (95)
                                               --------- --------- ---------
           Total other income.............        1,305     1,286       439
                                               --------- --------- ---------
INCOME BEFORE PROVISION
  FOR INCOME TAXES........................        1,350    15,579     2,275
PROVISION FOR INCOME TAXES................        8,308     4,674       232
                                               --------- --------- ---------
NET INCOME (LOSS).........................      ($6,958)  $10,905    $2,043
                                               ========= ========= =========

NET INCOME(LOSS) PER BASIC SHARE .........       ($0.28)    $0.45     $0.10

NET INCOME(LOSS) PER DILUTED SHARE .......       ($0.28)    $0.42     $0.09
                                               ========= ========= =========
 BASIC - SHARES USED IN PER SHARE
    COMPUTATION ..........................       24,570    24,008    21,034
                                               ========= ========= =========
 DILUTED - SHARES USED IN PER SHARE
    COMPUTATION ..........................       24,570    25,847    23,012
                                               ========= ========= =========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (In thousands, except share and per share amounts)

                                                                                                       Total
                                             Common Stock                               Retained   Stockholders'
                                        -------------------- Additional   Cumulative    Earnings        Equity
                                                      Par      Paid-in   Translation  (Accumulated (Accumulated
                                          Shares     Value     Capital    Adjustment    Deficit)     Deficit)
                                        ----------- -------- ----------- ------------ ------------ -------------

BALANCE AT DECEMBER 31, 1993...........  3,241,670       $1        $161           --      ($6,366)      ($6,204)
   Exercise of stock options...........  1,377,376        1         103           --           --           104
   Repurchase of common stock..........   (100,000)      --          (9)          --           --            (9)
   Translation adjustment..............         --       --          --           (8)          --            (8)
   Net loss..........................           --       --          --           --         (548)         (548)
                                        ----------- -------- ----------- ------------ ------------ -------------
BALANCE AT DECEMBER 31, 1994...........  4,519,046        2         255           (8)      (6,914)       (6,665)
   Exercise of stock options...........  1,414,068        1         288           --           --           289
   Repurchase of common stock..........    (14,628)      --          (3)          --           --            (3)
   Conversion of mandatorily
     redeemable convertible preferred
     stock into common stock:
            Series A...................  3,523,106        2       1,487           --           --         1,489
            Series B...................  6,101,538        3       4,822           --           --         4,825
            Series C...................  2,381,718        1       2,067           --           --         2,068
            Series D...................  2,083,334        1       2,468           --           --         2,469
   Common stock issued in IPO,
     net of issusance costs of $2,644..  3,800,000        2      20,154           --           --        20,156
   Warrant exercised for common stock..     87,056       --          --           --           --          --
   Translation adjustment..............         --       --          --          (14)          --           (14)
   Net income..........................         --       --          --           --        2,043         2,043
                                        ----------- -------- ----------- ------------ ------------ -------------
BALANCE AT DECEMBER 31, 1995........... 23,895,238       12      31,538          (22)      (4,871)       26,657
   Exercise of stock options...........    246,854       --         498           --           --           498
   Repurchase of common stock..........    (44,452)      --         (20)          --           --           (20)
   Common stock issued under
     Employee Stock Purchase Plan......     42,801       --         324           --           --           324
   Translation adjustment..............         --       --          --           (3)          --            (3)
   Stock dividend (2-for-1
     stock split)......................         --       12          --           --          (12)         --
   Disqualifying disposition of
     stock options.....................         --       --       1,070           --           --         1,070
   Net income..........................         --       --          --           --       10,905        10,905
                                        ----------- -------- ----------- ------------ ------------ -------------
BALANCE AT DECEMBER 31, 1996........... 24,140,441       24      33,410          (25)       6,022        39,431
   Exercise of stock options...........    461,227       --       1,333           --           --         1,333
   Repurchase of common stock..........    (19,588)      --          (7)          --           --            (7)
   Common stock issued under
     Employee Stock Purchase Plan......     37,540       --         630           --           --           630
   Issuance of common stock for
     ICC acquisition...................    655,571        1      19,654           --           --        19,655
   Translation adjustment..............         --       --          --          (73)          --           (73)
   Disqualifying disposition of
     stock options.....................         --       --       1,721           --           --         1,721
   Net loss............................         --       --          --           --       (6,958)       (6,958)
                                        ----------- -------- ----------- ------------ ------------ -------------
BALANCE AT DECEMBER 31, 1997........... 25,275,191      $25     $56,741         ($98)       ($936)      $55,732
                                        =========== ======== =========== ============ ============ =============

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   1997       1996       1995
                                                ---------- ---------- ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..........................    ($6,958)   $10,905     $2,043
   Adjustments to reconcile net income
      (loss) to net cash provided by
       operating activities:
  Write-off of acquired in-process research
      and development...............               21,121         --         --
   Depreciation and amortization..............      2,519      1,388        637
   Provision for sales allowances and
      doubtful accounts...............              1,040        455        325
   Changes in operating assets and liabilities,
      net of acquisition-
      Increase in accounts receivable.........    (20,530)   (10,181)    (1,600)
      Increase in prepaid expenses and
        other current assets...........            (7,393)    (3,377)      (840)
      Increase in other assets................     (2,600)      (247)      (120)
      Increase (decrease) in accounts payable.        450      2,611       (442)
      Increase in accrued liabilities.........     15,850      4,581      2,321
      Increase (decrease) in
        in long-term liabilities..............       (725)       330         70
      Increase in deferred revenues...........      2,804      3,859      2,261
                                                ---------- ---------- ----------
          Net cash provided by
            operating activities..............      5,578     10,324      4,655
                                                ---------- ---------- ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of short-term investments........    (48,378)   (36,363)    (8,815)
   Maturities of short-term investments.......     31,431     38,325         --
   Purchase of ICC, net of cash acquired......     (1,079)        --         --
   Purchases of property and equipment........     (8,130)    (5,180)    (1,483)
                                                ---------- ---------- ----------
          Net cash used in investing
            activities........................    (26,156)    (3,218)   (10,298)
                                                ---------- ---------- ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of
      convertible debt........................     69,000         --         --
   Net proceeds from issuance of common stock.      3,685      1,892     20,445
   Repurchase of common stock.................         (7)       (20)        (3)
   Payments on capital lease obligations......       (461)      (572)      (325)
                                                ---------- ---------- ----------
          Net cash provided by financing
            activities........................     72,217      1,300     20,117
                                                ---------- ---------- ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS......    51,639      8,406     14,474
EFFECT OF EXCHANGE RATE CHANGES ON CASH........       (73)        (3)       (14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.    26,017     17,614      3,154
                                                ---------- ---------- ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.......   $77,583    $26,017    $17,614
                                                ========== ========== ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY
   Cash paid for interest.....................     $1,468       $159       $101
                                                ========== ========== ==========
   Cash paid for income taxes.................     $5,864     $4,375        $80
                                                ========== ========== ==========

  The accompanying notes are an integral part of these consolidated financial statements.

1. DESCRIPTION OF BUSINESS:

The Vantive Corporation (the "Company") designs, markets and supports a suite of software applications in the front-office automation market that enables businesses to improve sales performance and enhance customer loyalty. The Company's suite of products addresses the front-office automation market and is called the Vantive Enterprise. The Company also performs consulting, education and support services for customers that license its products. The Company has wholly-owned subsidiaries in Australia, Canada, France, Germany, the Netherlands, Singapore and the United Kingdom.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        Principles of Consolidation

        The consolidated financial statements include the  accounts of the
Company and its subsidiaries.  All   intercompany accounts and transactions
have been  eliminated in consolidation.

        Cash and Cash Equivalents

        For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of certificates of deposit, money market accounts, treasury bills and commercial paper with a maturity of less than 90 days.

        Statements of Cash Flows

        For purposes of the Statements of Cash Flows, non- cash transactions for the years ended December 31, 1997, 1996 and 1995 include capital lease additions of approximately $35,000, $194,000 and $781,000, respectively. For the year ended December 31, 1997, non-cash transactions also include the issuance of $19,655,000 of common stock and potential common shares to acquire Innovative Computer Concepts, Inc. (See Note 3).


        Investments

        The Company accounts for its investments under the provision of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting
for  Certain Investments in Debt and Equity Securities."   The Company has
classified all marketable debt securities and long-term debt investments as held-to- maturity and has accounted for these investments at amortized cost.

        As of December 31, 1997, the Company's investments consisted of the following (in thousands):


                                                   Securities
                                                    Maturing
                                        Amortized    Within
                                           Cost       One
                                          Basis       Year
                                        ---------- ----------
 Debt securities by the U.S. Treasury
   and other U.S. Government agencies     $13,054    $13,054
 Corporate debt securities                 10,746     10,746
                                        ---------- ----------
                                          $23,800    $23,800
                                        ========== ==========

   As of December 31, 1996, the Company's investments consisted of the following (in thousands):
                                                   Securities
                                                    Maturing
                                        Amortized    Within
                                           Cost       One
                                          Basis       Year
                                        ---------- ----------
 Debt securities by the U.S. Treasury
   and other U.S. Government agencies        $973       $973
 Corporate debt securities                  5,880      5,880
                                        ---------- ----------
                                           $6,853     $6,853
                                        ========== ==========

At December 31, 1997 and 1996, the aggregate fair value of these securities approximated cost and the amount of gross unrealized gains or gross unrealized losses were not significant.

        Concentration of Credit Risk

Financial instruments that potentially subject the  Company to a concentration
of credit risk principally  consist of accounts receivable.   As of December
31,  1997, approximately 37% of accounts receivable were  concentrated with
five customers.   The Company  performs ongoing credit evaluations of its
customer's financial condition and the risk of loss with respect to its trade receivables is further mitigated by the fact that the Company's customer base is comprised of well established companies. The Company provides reserves for credit losses and such losses have been insignificant.

        Property and Equipment

Property and equipment are carried at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements), which range from three to five years.

        Revenue Recognition

The Company generates revenues from licensing the rights to use its software products directly to end- users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of customer support, consulting and training services performed for customers that license its products.

Revenues from software license agreements are recognized upon shipment of the software if collection is probable, payment is due within one year, the fee is fixed or determinable and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or
the expiration of the acceptance period.   The Company enters into reseller
arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in re-licensing the Company's products to end-users. In certain circumstances, sublicense fees are recognized upon the initial sale if all products subject to sublicensing are shipped in the current period, no rights of return policy exits, collection is probable, payment is due within one year, and fee is fixed or determinable. If these conditions are not met, the Company does not recognize sublicense fees until reported by the reseller in re- licensing the Company's products to end-users.

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

        Deferred revenues primarily relate to customer support fees, which have been paid by the customers prior to the performance of these services.

        Major Customers

        During 1997, 1996 and 1995 no customer accounted for 10% or more of total revenues.

        Export Sales

        Export sales consist of domestic sales to customers in foreign countries. During 1997, 1996 and 1995, export sales were less than 10% of total revenues.

        International Revenues

        International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 16.0%, 9.3% and 9.8% of the Company's revenue in 1997, 1996 and 1995, respectively. Geographic information for the year ended December 31, 1997 is as follows (in thousands):

                                            For the Year Ended December 31, 1997
                               --------------------------------------------------
                                                             Other/
                               United States   Europe     Eliminations    Total
                               ------------  -----------  ------------  ---------
Total revenues                    $101,763      $12,913        $2,670    117,346

Income (loss) from operations*      21,364         (363)          165     21,166

Total assets                      $178,046       $3,556      ($18,863)   162,739


*Income from operations excludes the one-time charge related to acquired in-process research and development.

Software Development Costs

        The Company capitalizes internally generated software development costs under the provision of Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for Costs of Computer Software to be Sold, Leased
or Otherwise Marketed."   Capitalization of computer software development
costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Internally generated capitalizable software development costs have not been material for years ended December 31, 1997, 1996 and 1995. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

        Foreign Currency Translation

        The functional currency of the Company's subsidiaries is the local currency. Accordingly, the assets and liabilities of operations outside the United States were translated into United States dollars using current exchange rates and the effects of foreign currency translation adjustments are included as a component of stockholders' equity.

  Earnings (Loss) per Share:

        Effective December 31, 1997, the Company retroactively adopted the provisions of Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share". SFAS 128 requires companies to compute net income (loss) per share under two different methods, basic and diluted per share data for all periods for which an income statement is presented.
Basic earnings per share was computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted earnings per share was computed by dividing net income by weighted average number of common shares and potential common shares from outstanding stock options for years ended December 31, 1996 and 1995. Potential common shares were calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the year ended December 31, 1997, the diluted loss per share calculation excludes effects of convertible debt securities and outstanding stock options as such inclusion would be anti-dilutive. The following table provides reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the prior three years.

                     (In thousands, except per share data)

                                                     For the Years Ended December 31,
                                                     -----------------------------
                                                       1997      1996      1995
                                                     --------- --------- ---------


 Net income (loss) . . . . . . . . . . . . . . . .    ($6,958)  $10,905    $2,043

Basic Earnings Per Share. . . . . .  . . . . . . .
 Income (loss) available to common shareholders. .    ($6,958)  $10,905    $2,043
 Weighted average common shares outstanding. . . .     24,570    24,008    21,034
                                                     --------- --------- ---------
 Basic earnings (loss) per share . . . . . . . . .     ($0.28)    $0.45     $0.10
                                                     ========= ========= =========
Diluted Earnings Per Share. . . . . . . . . . . .
 Income (loss) available to common shareholders. .    ($6,958)  $10,905    $2,043
 Weighted average common shares outstanding. . . .     24,570    24,008    21,034

 Common stock option grants (unless anti-dilutive)          --    1,839     1,978
                                                     --------- --------- ---------
 Total weighted average common shares
    and equivalents  . . . . . . . . . . . . .         24,570    25,847    23,012
                                                     ========= ========= =========

 Diluted earnings (loss) per share . . . . . . . . .   ($0.28)    $0.42     $0.09
                                                     ========= ========= =========


        Options to purchase approximately 4.8 million shares of common stock were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share as a result of their anti- dilutive effect due to the loss available to common shareholders. During 1996 and 1995, options to purchase approximately 100,000 weighted average shares were excluded because the options' exercise price was greater than the average market price of the common shares.

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

Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

3. ACQUISITION:

On August 26, 1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a leading developer of software that improves spare parts procurement and management for field service applications (the "Merger"). The Company paid $125,000 in cash and issued 655,571 shares of its common stock in exchange for all outstanding shares of ICC. The Company also assumed all outstanding ICC options, which were converted to options to purchase approximately 32,381 shares of the
Company's common stock, resulting in a total purchase price of $21 million (including direct costs of the acquisition). The Merger was recorded under the purchase method of accounting and therefore the results of operations of ICC and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date.
Upon consummation of the Merger, ICC became a wholly owned subsidiary of the Company. In connection with the acquisition, the Company received an appraisal of the intangible assets, which indicated that approximately $21.1
million represented in-process  research and development.   The acquired
in-process research and development was expensed in the quarter ended September 30, 1997. In addition, the Company has recorded goodwill of approximately $680,000 that will be amortized on a straight-line basis over five years.

The following table presents the unaudited pro forma results assuming that the Company had acquired ICC at the beginning of 1997 and 1996, respectively. Net income and basic and diluted earnings per share amounts have been adjusted to exclude the write-off of acquired in process research and development of $21.1 million and include the goodwill amortization of $136,000 for the twelve months ended December 31, 1997 and 1996. This information may not necessarily be indicative of the future combined results of operations of the Company.

                              (In thousands, except per share data)
                              For the Years Ended December 31,
                              ----------------------------
                                  1997            1996
                              ----------------------------
  Revenues                       $117,787         $65,982
  Net Income                       13,550          10,521
  Basic Earnings Per Share           0.54            0.43
  Diluted Earnings Per Share         0.49            0.40

4.      PROPERTY AND EQUIPMENT:

   Property and equipment, at cost, consist of the following (in thousands):


                                                        December 31,
                                                    -------------------
                                                      1997      1996
                                                    --------- ---------
   Computer and office equipment . . . . . . . . .   $10,105    $5,726
   Furniture and fixtures  . . . . . . . . . . . .     3,448     1,899
   Leasehold improvements  . . . . . . . . . . . .       489       366
   Purchased software  . . . . . . . . . . . . . .     3,326     1,158
                                                    --------- ---------
                                                      17,368     9,149
   Less accumulated depreciation and amortization.    (4,903)   (2,385)
                                                    --------- ---------
                                                     $12,465    $6,764
                                                    ========= =========
        Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $1,931,000 and $1,897,000 as of December 31, 1997 and 1996, respectively. Accumulated amortization on the leased assets was approximately $1,655,000 and $1,272,000 as of December 31, 1997 and 1996, respectively.

5.      ACCRUED LIABILITIES:

   Accrued liabilities consist of the following (in thousands):


                                                        December 31,
                                                    -------------------
                                                      1997      1996
                                                    --------- ---------

     Employee compensation . . . . . . . . . . . .    $2,290    $1,427
     Commissions . . . . . . . . . . . . . . . . .     4,328     2,395
     Taxes . . . . . . . . . . . . . . . . . . . .     4,532       106
     Other . . . . . . . . . . . . . . . . . . . .    12,718     3,832
                                                    --------- ---------
     Total . . . . . . . . . . . . . . . . . . . .   $23,868    $7,760
                                                    ========= =========



6.      COMMITMENTS AND CAPITAL LEASE OBLIGATIONS:

         Leases

        The Company leases its facilities under non- cancelable operating
leases which have expiration  dates ranging from 1998 through 2003.   Minimum
future lease payments under non-cancelable capital and operating leases as of December 31, 1997 are summarized as follows (in thousands):

                                                     Capital  Operating
                                                     Leases    Leases
                                                    --------- ---------
     1998  . . . . . . . . . . . . . . . . . . . .      $285    $2,037
     1999  . . . . . . . . . . . . . . . . . . . .        24     2,004
     2000  . . . . . . . . . . . . . . . . . . . .        --     2,038
     2001  . . . . . . . . . . . . . . . . . . . .        --     1,490
     2002  . . . . . . . . . . . . . . . . . . . .        --       805
     Thereafter  . . . . . . . . . . . . . . . . .        --       619
                                                    --------- ---------
       Total minimum lease payments  . . . . . . .       309    $8,993
                                                              =========
     Less: Amount representing interest
       at 10.0% - 11.2%  . . . . . . . . . . . . .       (14)
                                                    ---------
     Present value of lease payments . . . . . . .       295
     Less:  Current portion  . . . . . . . . . . .      (270)
                                                    ---------
     Long-term portion . . . . . . . . . . . . . .       $25
                                                    =========

        Rental expense was approximately $3,275,000, $1,447,000 and $740,000 in 1997, 1996 and 1995, respectively.

        Legal Proceedings

        The Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

7. CONVERTIBLE SUBORDINATED NOTES:

        On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors in the United States and outside the United States and incurred approximately $2.4 million of offering expenses in connection with
this issuance.   These notes have a 4.75% coupon over a five-year term  and are convertible into the Company's common stock at the investor's option, if and when the share price exceeds $41.93 per share. The Company intends to use the net proceeds of $66.6 million for working capital and other general corporate purposes.

8. COMMON STOCK AND PREFERRED STOCK:

        The Company is authorized to issue 50,000,000 shares of Common Stock and 2,000,000 shares of undesignated Preferred Stock and the Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

        Shares of common stock issued by the Company as a result of the exercise of stock options under the 1991 Stock Option Plan are subject to stock repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original price paid for the shares (See Note 9). As of December 31, 1997, 119,562 shares of common stock at $0.09 to $4.50 per share were subject to repurchase.

9.      STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS:

        Under the Company's 1991 Stock Option Plan (the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the market price on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the market price on the date of grant. Options granted under the Option Plan are immediately exercisable, subject to a right of repurchase in favor of the Company for all unvested shares. Option grants under the Option Plan generally expire ten years after the date of grant and generally vest over a four year period. In addition, in the event of a Change in Control (as defined) of the Company's ownership, the Company has agreed with the President and other officers that they will be credited with 12 months of service for purposes of option vesting. As of December 31, 1997, a total of 8,200,000 shares of Common Stock have been authorized by the Company's stockholders for grant under the plan.

        Option activity under the 1991 Stock Option Plan is  as follows:
                                                Options
                                                Outstanding
                                                ------------
                                   Shares                      Weighted
                                   Available    Number of      Average
                                   for Grant    Shares         Exercise Price
                                 ------------  ------------  ---------
  Balance, December 31, 1994  . .    174,058     1,582,252      $0.09
    Authorized  . . . . . . . . .  3,707,262            --         --
    Granted . . . . . . . . . . . (2,095,100)    2,095,100       3.12
    Exercised   . . . . . . . . .         --    (1,414,068)      0.20
    Canceled  . . . . . . . . . .     94,880       (94,880)      0.78
    Unvested shares repurchased .     14,628            --       0.81
                                 ------------  ------------
  Balance, December 31, 1995  . .  1,895,728     2,168,404       2.91
    Authorized  . . . . . . . . .         --            --         --
    Granted . . . . . . . . . . . (1,652,975)    1,652,975      18.82
    Exercised   . . . . . . . . .         --      (246,854)      2.08
    Canceled  . . . . . . . . . .    498,251      (498,251)      9.99
    Unvested shares repurchased .     44,452            --       8.79
                                 ------------  ------------
  Balance, December 31, 1996  . .    785,456     3,076,274      10.81
    Authorized  . . . . . . . . .  1,200,000            --         --
    Granted . . . . . . . . . . . (1,606,345)    1,606,345      25.13
    Exercised   . . . . . . . . .         --      (461,227)      3.46
    Canceled  . . . . . . . . . .     57,874       (57,874)     20.05
    Unvested shares repurchased .     22,608            --       0.39
                                 ------------  ------------
  Balance, December 31, 1997  . .    459,593     4,163,518     $12.26
                                 ============  ============  =========

        As of December 31, 1997, all of the outstanding options were immediately exercisable in full on the date of grant subject to repurchases of unvested shares by the Company at cost and at the option of the Company if employment is terminated.

        The Company's 1995 Outside Directors Stock Option Plan (the "Directors Plan") was adopted in July 1995. A total of 400,000 shares of
Common Stock have  been reserved for issuance under the Directors Plan.   The
Directors Plan provides for the grant of nonstatutory stock options to certain nonemployee directors of the Company, including an option to purchase 30,000 shares of Common Stock on the date on which the optionee first becomes a nonemployee director of the Company and an additional option to purchase 10,000 shares of Common Stock on the next anniversary of such date. The exercise price per share of all options granted under the Directors Plan shall be equal to the market price of the Company's Common Stock on the date of grant of the option. As of December 31, 1997, options to purchase 230,000 shares of Common Stock issued pursuant to the Directors Plan were outstanding of which none have been exercised.

In October 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") which provides for the issuance of nonqualified stock options to employees, directors and consultants. Under the terms of this Plan, options to purchase 500,000 shares of Common Stock were reserved for issuance. The exercise price per share for a nonqualified stock option cannot be less than 85% of the market price on the date of grant. Options granted under the Option Plan are immediately exercisable, subject to a right of repurchase in favor of the Company for all unvested shares. Option grants under the Option Plan generally expire ten years after the date of grant and generally vest over a four-year period. At December 31, 1997, options to purchase 329,985 shares of Common Stock issued pursuant to the 1997 Plan were outstanding. Options for 170,015 shares were available for future grant under the 1997 Plan at December 31, 1997.

The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which 700,000 shares of common stock have been reserved for issuance. The Purchase Plan enables eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first
day  or the last day of each six-month purchase period.   During 1997 and
1996, approximately 37,540 shares and 42,801 shares, respectively, were issued under the Purchase Plan.

        The Company has adopted the disclosure provision of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. In accordance with the provisions of SFAS No.123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option and stock purchase plans and accordingly, does not record compensation costs. If the Company had elected, beginning in 1996, to recognize cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):
                               For the Years Ended December 31,
                                     1997       1996
                                   ---------  ---------
Net income (loss):
       As reported                  ($6,958)   $10,905
       Pro forma                   ($19,340)    $7,904

Diluted earnings (loss) per share:
       As reported                   ($0.28)     $0.42
       Pro forma                     ($0.79)     $0.31

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

                               For the Years Ended December 31,
                                     1997       1996
                                   ---------  ---------
Expected dividend yield                 0.0%       0.0%
Risk free interest rate                 5.2%       6.1%
Volatility                             81.8%      85.0%
Expected life beyond vest date         0.40       0.22

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                            Oustanding and Exercisable by Price Range
                                   As of December 31, 1997
                            Options Oustanding               Options Exercisable
                    ------------------------------------  ------------------------
                                   Weighted
                                   Average    Weighted                  Weighted
                                  Remaining    Average                   Average
     Range of          Number    Contractual  Exercise       Number     Exercise
  Exercise Prices   Outstanding     Life        Price       Exercisable    Price
------------------- ------------ ----------- -----------  ------------ -----------
  $ 0.08 - $ 1.50       574,403        7.23     $1.0340       551,656     $1.0729
  $ 2.00 - $ 4.50       544,699        7.47     $3.0730       544,699     $3.0730
  $ 7.00 - $11.75       462,625        8.04    $10.6830       462,625    $10.6830
  $12.75 - $12.75       603,749        8.50    $12.7500       603,749    $12.7500
  $15.81 - $21.00       293,996        8.82    $18.3752       221,496    $18.6617
  $21.38 - $21.38       509,655        9.87    $21.3750       179,670    $21.3750
  $22.25 - $25.25       547,684        9.50    $23.5782       497,684    $23.5710
  $26.00 - $29.13       497,334        9.19    $26.7822       474,834    $26.7660
  $29.53 - $33.00       520,633        9.24    $31.9128       497,508    $31.8971
  $33.75 - $35.13       196,875        9.01    $34.2287       196,875    $34.2287

------------------- ------------ ----------- -----------  ------------ -----------
  $  .08 - $35.13     4,751,653        8.64    $17.0026     4,230,796    $16.5283
=================== ============ =========== ===========  ============ ===========

    The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                            Oustanding and Exercisable by Price Range
                                   As of December 31, 1996
                            Options Oustanding               Options Exercisable
                    ------------------------------------  ------------------------
                                   Weighted
                                   Average    Weighted                  Weighted
                                  Remaining    Average                   Average
     Range of          Number    Contractual  Exercise       Number     Exercise
  Exercise Prices   Outstanding     Life        Price       Exercisable    Price
------------------- ------------ ----------- -----------  ------------ -----------
  $ 0.04 - $ 1.50       860,705        7.88     $0.9050       860,705     $0.9053
  $ 2.00 - $ 7.00       650,314        8.48     $3.2300       650,314     $3.2298
  $ 7.00 - $12.75       977,729        9.27    $11.6700       977,729    $11.6749
  $17.50 - $34.25       721,150        9.71    $27.7450       588,650    $29.5587
  $34.63 - $34.63        16,626        9.91    $34.6250        16,626    $34.6250
------------------- ------------ ----------- -----------  ------------ -----------
  $  .04 - $34.63     3,226,524        8.84    $10.8096     3,094,024    $10.4297
=================== ============ =========== ===========  ============ ===========


The preceding table includes options outstanding  under the 1991 Employee, 1995
Outside Directors Stock Option and the 1997 Plans as well as those options assumed in the acquisition of ICC (See Note 3).

        As of December 31, 1997, the Company has reserved 4,751,653 of common stock for future issuance upon the exercise of currently outstanding stock options.

10. THE VANTIVE CORPORATION 401(k) PLAN:

        During 1993, the Company adopted the Vantive  Corporation 401(k) Plan
(the "401(k) Plan"). All employees who are 21 years of age or older are entitled to participate on their first day of employment. Under the 401(k)
Plan, eligible employees are entitled to make tax-deferred contributions and the Company may, at its discretion, make matching or discretionary contributions to the 401(k) Plan. For the years ended December 31, 1997, 1996 and 1995, the Company made no matching or discretionary contributions.

11. INCOME TAXES:

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

                                                           December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
     Current:
             Federal   . . . . .              $10,075     $3,729       $133
             State   . . . . . .                2,135        748         99
             Foreign   . . . . .                   98        197         --
                                            ---------- ---------- ----------
                                              $12,308     $4,674       $232
                                            ========== ========== ==========
     Deferred:
             Federal   . . . . .               (3,004)   $    --    $    --
             State   . . . . . .               (1,175)        --         --
             Foreign   . . . . .                  179         --         --
                                            ---------- ---------- ----------
                                              ($4,000)   $    --    $    --

    Total Provision:                          ($8,308)    $4,674       $232
                                            ========== ========== ==========

The provision for income taxes is net of the benefit of a net operating loss carryforwards of $430,000 and $2,300,000 for the years ended December 31, 1997 and 1996, respectively.

    The provision for income taxes was based upon income before taxes as follows (in thousands):

                                                           December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
           Domestic  . . . . . . .               $749    $15,495     $2,934
           Foreign . . . . . . . .                601         84       (659)
                                            ---------- ---------- ----------
                Total  . . . . . .             $1,350    $15,579     $2,275
                                            ========== ========== ==========

         The provision for income taxes differs from the statutory U.S. federal income tax rate due to the following:

                                                           December 31,
                                            --------------------------------
                                               1997       1996       1995
                                            ---------- ---------- ----------
Provision at U.S. statutory rate . . . . . .    35.00%     35.00%     35.00%
State income taxes, net of federal benefit .     5.59       5.47       1.45
Change in valuation allowance  . . . . . . .   (55.81)     (8.42)    (32.27)
Acquired in-process research and development   634.86         --         --
Other  . . . . . . . . . . . . . . . . . .      (4.23)     (2.05)      5.82
                                            ---------- ---------- ----------
                                               615.41%     30.00%     10.00%
                                            ========== ========== ==========

         The components of the net deferred tax assets are as follows (in thousands):
                                                            December 31,
                                                       ---------------------
                                                          1997       1996
                                                       ---------- ----------
     Deferred tax assets:
         Net operating loss carryforwards  .                $157       $224
         Capitalized start-up costs  . . . .                  --         28
         Accruals not currently deductible .               3,196      1,239
         Other   . . . . . . . . . . . . . .               1,198       (186)
                                                       ---------- ----------
                                                           4,551      1,305
         Valuation allowance   . . . . . . .                  --       (754)
                                                       ---------- ----------
              Net deferred tax asset . . . .              $4,551       $551
                                                       ========== ==========
        As of December 31, 1997, the Company had net  operating loss carryforwards of approximately  $451,000.  These net operating loss carryforwards  expire in various periods from 2000 to 2012.  The net  deferred tax asset is included as a component of  prepaid expenses and other current assets on the  accompanying balance sheet.

12. RECENT ACCOUNTING PRONOUNCEMENTS:

         In June 1997, the FASB issued SFAS No. 130,  "Reporting Comprehensive
Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The Company will adopt SFAS No. 130 in its calendar year 1998. Management believes the adoption of SFAS No. 130 will not have a material effect on its consolidated financial statements.

        In June 1997, the FASB issued SFAS No. 131,  "Disclosure about
Segments of an Enterprise and  Related Information," which changes the way
public  companies report information about operating segments.   SFAS No. 131,
which is based on the management  approach to segment reporting, establishes requirements to report entity-wide disclosures about  products and services, major customers, and the  material countries in which the entity holds assets and reports revenue.  The SFAS requires limited  segment data on a quarterly basis.  The Company will  adopt SFAS No. 131 in the first quarter in the calendar year 1998.  Management believes the adoption  of SFAS No. 131 will not have a material effect on its  consolidated financial statements.

        In October 1997, the American Institute of  Certified Public
Accountants issued Statement of  Position (SOP) 97-2, "Software Revenue
Recognition," which provides guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. The
Company will adopt SOP 97- 2 in the calendar year 1998. The Company anticipates that SOP 97-2 will not have a material impact on its consolidated financial statements.


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


                                       The Vantive Corporation
                                       (Registrant)





                                       /s/ Kathleen A. Murphy
                                       --------------------------------------
                                       Kathleen A. Murphy
                                       Chief Financial Officer (Principal
                                       Financial Officer)


                                       Date:  March 24, 1998

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Luongo and/or Kathleen A. Murphy as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 1998 by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                                        Title
       ---------                                        -----
/s/ John R. Luongo                   President, Chief Executive Officer and
--------------------------------     Director (Principal Executive Officer)
   (John R. Luongo)


/s/ Kathleen A. Murphy               Vice President, Finance and Administration,
--------------------------------     Chief Financial Officer (Principal
   (Kathleen A. Murphy)              Financial Officer)


/s/ Michael M. Loo                   Vice President, Finance (Principal
--------------------------------     Accounting Officer)
   (Michael M. Loo)


/s/ Roger J. Sippl                   Chairman of the Board of Directors
--------------------------------
   (Roger J. Sippl)

/s/ Aneel Bhusri                     Director
--------------------------------
   (Aneel Bhusri)

/s/ William H. Davidow               Director
--------------------------------
   (William H. Davidow)

/s/ Kevin G. Hall                    Director
--------------------------------
   (Kevin G. Hall)

/s/ Raymond L. Ocampo Jr.             Director
--------------------------------
   (Raymond L. Ocampo Jr.)

/s/ Peter A. Roshko                  Director
--------------------------------
   (Peter A. Roshko)





Item 6:  Exhibits and Reports on Form 8-k
           A.  Exhibits

    *3.1    Form of Agreement and Plan of Merger between The Vantive
            Corporation, a California corporation, and The Vantive
            Corporation, a Delaware corporation.
    *3.2    Bylaws.
    =4.1    Declaration of Registration Rights made on August 31, 1997  by the
            Company for the benefit of the holders of Common Stock of Innovative
            Computer Concepts, Inc.
   *10.1    Form of Indemnity Agreement for officers and directors.
   *10.2    1991 Stock Option Plan, as amended.
   *10.3    1995 Outside Directors Stock Option Plan.
   *10.4    1995 Employee Stock Purchase Plan.
   *10.5    Offer Letter dated May 21, 1993 between the Company and John R.
            Luongo.
   *10.6    Offer Letter dated April 6, 1995 between the Company and John
            M. Jack.
  *+10.7    Value Added Reseller License Agreement dated October 5, 1993 by and between Inference Corporation and the Company.
  *+10.8    Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies Corporation doing business as Summit Software Company and the Company.
  *+10.9    International VAR Agreement dated March 26, 1992 between Oracle
            Corporation and the Company, as amended.
  *10.9.1   International VAR Agreement dated June 28, 1996 between Oracle
            Corporation and the Company as amended.
  *+10.10   Value Added Remarketer Agreement dated December 20, 1991
            between Sybase, Inc. and the Company, as amended.
   *10.11   Security and Loan Agreement dated May 12, 1995 between the
            Company and Imperial Bank.
  *+10.12   Application Bridge API VAR License Agreement dated January 22,
            1993 between the Company and Prospect Software, Inc.
  *+10.13   Compensation Letter dated May 10, 1995 between the Company and
            John R. Luongo.
  *+10.14   Compensation Letter dated May 10, 1995 between the Company and
            Steven M. Goldsworthy.
    10.15   Lease Agreement dated January 13, 1995 between John Arrillaga,
            Trustee, or his Successor Trustee, UTA dated July 20, 1977
            (John Arrillaga Separate Property Trust) as amended, and
            Richard T. Peery, Trustee, or his Successor Trustee, UTA dated
            July 20, 1977 (Richard T. Peery Separate Property Trust) as
            amended, and the Company.
   #10.16   Lease Agreement dated September 4, 1996 between John Arrillaga,
            Trustee, or his Successor Trustee, UTA dated July 20, 1977
            (Arrillaga Family Trust) as amended, and Richard T. Peery,
            Trustee, or his Successor Trustee, UTA dated July 20, 1977
            (Richard T. Peery Separate Property Trust) as amended, and the
            Company.
  **10.17   Agreement and Plan of Merger dated August 13, 1997 by and among The
            Vantive Corporation, Igloo Acquisition Corporation and Innovative
            Computer Concepts, Inc. as amended
    21.1    List of Subsidiaries.
    23.1    Consent of Arthur Andersen LLP, Independent Public Accountants.
    24.1    Power of Attorney.
    27.1    Financial Summary Table.



----------------


* Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+     Confidential Treatment has been granted for  portions of this exhibit.

#     Previously filed in the Report on Form 10-K filed  on March 31, 1997.

**    Previously filed in the Company's Report on Form 8- K filed on September
      26, 1997 and on Form 8-K/A  filed on November 4, 1997.

=     Incorporated by reference from the Company's  Registration Statement (No.
      333-36547), declared  effective on November 4, 1997.

                                  EXHIBIT 21.1

                            THE VANTIVE CORPORATION


                              LIST OF SUBSIDIARIES


                                          Jurisdiction of            Ownership
      Name                                Incorporation             Percentage
--------------------------------------   -----------------           ----------
Vantive Australia PTY Limited                Australia                  100%

Vantive B.V.                                 The Netherlands            100%

Vantive Canada PTE Ltd.                      Canada                     100%

Vantive France, SARL                         France                     100%

Vantive Germany, GmbH                        Germany                    100%

Vantive Singapore, Inc.                      Singapore                  100%

Vantive UK Limited                           United Kingdom             100%

Innovative Computer Concepts, Inc.           United States              100%


EXHIBIT 23.1

        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report included in this Form 10-K, into the Company's previously filed
Registration Statement File No. 333-960 on Form S-8.


ARTHUR ANDERSEN LLP


San Jose, California

March 23, 1998








                                   SCHEDULE II
                    THE VANTIVE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                              Amounts
                                Balance at   Charged to                 Balance
                                 Beginning    Profit                    at end
                                  of Year    and loss      Deductions   of Year
                                ----------- ------------- ----------- ---------
Allowance for doubtful accounts

Year ended December 31, 1995         $  --          $325       $  --      $325

Year ended December 31, 1996          $325          $455       $  --      $780

Year ended December 31, 1997          $780        $1,040       $  --    $1,820
