Form 10-Q
period 1998-03-31
VANTIVE CORP
filed 1998-05-12
CIK 947549

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

               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     The number of shares of the Registrant's $0.001 par value Common Stock outstanding on May 1, 1998 was 25,569,068.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                            THE VANTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                    March 31,      December 31,
                                                    1998           1997
                                                    ------------   ------------

                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $40,744        $77,583
  Short-term investments                                 64,063         23,800
  Accounts receivable, net                               33,884         33,295
  Prepaid expenses and other current assets              13,118         11,896
                                                    ------------   ------------
          Total current assets                          151,809        146,574
Property and equipment, net                              13,844         12,465
Other assets                                              3,558          3,700
                                                    ------------   ------------
TOTAL ASSETS                                           $169,211       $162,739
                                                    ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities              $25,412        $27,818
  Deferred revenues                                      13,836          9,827
                                                    ------------   ------------
          Total current liabilities                      39,248         37,645

Convertible debt                                         69,000         69,000
Long-term liabilities                                       339            362

STOCKHOLDERS' EQUITY:
  Common Stock                                               26             25
  Additional paid-in-capital                             57,866         56,643
  Retained earnings (deficit)                             2,732           (936)
                                                    ------------   ------------
          Total stockholders' equity                     60,624         55,732
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $169,211       $162,739
                                                    ============   ============

     See accompanying notes.

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (In Thousands, Except Per Share Data)

                                                               Three Months Ended
                                                                March 31,
                                                              -------------------
                                                              1998      1997
                                                              --------- ---------
REVENUES
  License                                                      $22,517   $15,026
  Service                                                       13,763     7,497
                                                              --------- ---------
          Total revenues                                        36,280    22,523
                                                              --------- ---------
COST OF REVENUES:
  License                                                          204       120
  Service                                                        7,312     4,044
                                                              --------- ---------
          Total cost of revenues                                 7,516     4,164
                                                              --------- ---------
GROSS MARGIN                                                    28,764    18,359
                                                              --------- ---------
OPERATING EXPENSES
  Sales and marketing                                           14,126     9,662
  Research and development                                       5,944     3,299
  General and administrative                                     3,002     1,719
                                                              --------- ---------
          Total operating expenses                              23,072    14,680
                                                              --------- ---------
OPERATING INCOME                                                 5,692     3,679
OTHER INCOME                                                       211       367
                                                              --------- ---------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                                               5,903     4,046
PROVISION FOR INCOME TAXES                                       2,184     1,497
                                                              --------- ---------
NET INCOME                                                      $3,719    $2,549
                                                              ========= =========

NET INCOME PER BASIC SHARE                                       $0.15     $0.11
                                                              ========= =========
NET INCOME PER DILUTED SHARE                                     $0.14     $0.10



BASIC-SHARES USED IN PER SHARE COMPUTATION                      25,384    24,194
                                                              ========= =========
DILUTED-SHARES USED IN PER SHARE COMPUTATION                    27,210    26,215

     See accompanying notes

                            THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                           THREE MONTHS ENDED
                                                               March 31,
                                                       --------------------------
                                                       1998          1997
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $3,719        $2,549
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization                           1,177           454
     Provision for sales allowances and
       and doubtful accounts                                   696           124
     Changes in operating assets and liabilities --
       Increase in accounts receivable                      (1,278)       (3,154)
       (Increase) decrease in prepaid expenses and
         other current assets                               (1,221)          193
       (Increase) decrease in other assets                     109           (64)
       Increase (decrease) in accounts payable and
         other accrued liabilities                          (2,323)        2,490
       Increase (decrease) in long-term liabilities            (23)          132
       Increase (decrease) in deferred revenues              4,009          (159)
                                                       ------------  ------------
          Net cash provided by operating activities          4,865         2,565
                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                       (40,263)          (10)
  Purchase of property and equipment                        (2,522)       (2,079)
                                                       ------------  ------------
          Net cash used in investing activities            (42,785)       (2,089)
                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     1,125           318
  Payments on capital lease obligations                        (90)         (120)
                                                       ------------  ------------
          Net cash provided by financing activities          1,035           198
                                                       ------------  ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (36,885)          674
EFFECT OF EXCHANGE RATE CHANGES ON CASH                         46           (32)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              77,583        26,017
                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $40,744       $26,659
                                                       ============  ============

     See accompanying notes

        THE VANTIVE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)


1.      Basis of Presentation

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are adequate to make the information presented not misleading.

        The unaudited condensed consolidated financial statements included herein reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results expected for any future periods.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        Investments

        The Company accounts for its investments under the provision of Statement of Financial Accounting Standards No. 115 (SFAS 115),
"Accounting for Certain Investments in Debt and Equity
Securities." The Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost.


        Revenue Recognition

        The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of customer support, consulting and training services performed for customers that license its products.

        Revenues from software license agreements are recognized upon shipment of the software if collection is probable, payment is due within one year, the fee is fixed or determinable and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, customer support revenues and, to a lesser extent, training revenues. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in re-licensing the Company's products to end-users. In certain circumstances, sublicense fees are recognized upon the initial sale if all products subject to sublicensing are shipped in the current period, no rights of return policy exists, collection is probable, payment is due within one year, and fee is fixed or determinable. If these conditions are not met, the Company does not recognize sublicense fees until reported by the reseller in re-licensing the Company's products to end-users.

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

Software Development Costs

        The Company capitalizes internally generated software development costs under the provision of Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Internally generated capitalizable software development costs have not been material for the periods presented and thus, the Company has charged its software development costs to research and development expense in the accompanying condensed consolidated statements of operations.

Earnings per Share:

        Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," requires companies to compute net income per share under two different methods- basic and diluted per share data- for all periods for which an income statement is presented.
 Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the quarters ended March 31, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average number of common shares and potential common shares from outstanding stock options for the quarters ended March 31, 1998 and 1997. For the quarter ended March 31, 1998, the diluted earnings per share calculation excludes the effects of convertible debt securities because such inclusion would be anti-dilutive. Potential common shares are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options.

        The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three months ended March 31, 1998 and 1997.

 (In thousands, except per share data)
                                        For the Three Months Ended March 31,
                                                -------------------
                                                    1998      1997
                                                --------- ---------


 Net income                                       $3,719    $2,549

Basic Earnings Per Share
 Income available to common shareholders          $3,719    $2,549
 Weighted average common shares outstanding       25,384    24,194
                                                --------- ---------
 Basic earnings per share                          $0.15     $0.11
                                                ========= =========
Diluted Earnings Per Share
 Income available to common shareholders          $3,719    $2,549
 Weighted average common shares outstanding       25,384    24,194

 Common stock option grants                        1,826     2,021
                                                --------- ---------
 Total weighted average common shares
    and equivalents                               27,210    26,215
                                                ========= =========

 Diluted earnings per share                        $0.14     $0.10
                                                ========= =========


Options to purchase approximately 900,000 shares and 800,000 shares of common stock were outstanding at March 31, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

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

Comprehensive Income

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements.
 The following table reconciles comprehensive income under the provisions of SFAS 130 for the three months ended March 31, 1998 and 1997.


                                        (In thousands)
                                        For the Three Months Ended March 31,
                                        -------------------
                                            1998      1997
                                        --------- ---------



       Net income                               $3,719    $2,549
       Other Comprehensive Loss, net of tax
           Unrealized Currency Loss            $  (32)   $  (36)
                                               --------- ---------
       Comprehensive Income                     $ 3,687   $2,513
                                              ========= =========


Item 2: Management's Discussion and Analysis of Financial
Condition and Results of Operations

        THE VANTIVE CORPORATION

Overview

The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company was engaged principally in research and development from inception through December 31, 1992. The Company's suite of products addresses the front-office automation market and is called the Vantive Enterprise. The Vantive Enterprise consists of the following applications: Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The release of Vantive Enterprise 7 in the third quarter of 1997 contains significant enhancements to all applications and a new development environment, Vantive Object Studio, which allows for rapid customization, deployment and administration of the Vantive Enterprise. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and
(ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access those applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include customer support, consulting and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for approximately 16.1% and 12.5% of total revenues, for the quarters ended March 31, 1998 and 1997, respectively. Because concurrent user fees are not application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales and, to a lesser degree, Vantive HelpDesk.
 In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during the quarters ended March 31, 1998 and 1997. As significant sales to a particular customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer.

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

This Management's Discussion and Analysis of Financial
Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipate," "believes," "expects," "future," "intends," and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Readers should carefully review the risk factors described in other documents the Company files with the Securities Exchange Commission, including the Annual Report on Form 10-K for the fiscal year ended December 31, 1997. See "Business Risks."

Results of Operations

        The following table sets forth the percentages that income statement items are to total revenues for the three months ended
March 31, 1998 and 1997.



                                           Three Months Ended
                                            March 31,
                                          -------------------
                                          1998      1997
                                          --------- ---------

REVENUES
  License                                     62.1%     66.7%
  Service                                     37.9%     33.3%
                                          --------- ---------
          Total revenues                     100.0%    100.0%
                                          --------- ---------
COST OF REVENUES:
  License                                      0.5%      0.5%
  Service                                     20.2%     18.0%
                                          --------- ---------
          Total cost of revenues              20.7%     18.5%
                                          --------- ---------
GROSS MARGIN                                  79.3%     81.5%
                                          --------- ---------
OPERATING EXPENSES
  Sales and marketing                         38.9%     42.9%
  Research and development                    16.4%     14.7%
  General and administrative                   8.3%      7.6%
                                          --------- ---------
          Total operating expenses            63.6%     65.2%
                                          --------- ---------
OPERATING INCOME                              15.7%     16.3%
OTHER INCOME                                   0.6%      1.6%
                                          --------- ---------
INCOME BEFORE PROVISION
  FOR INCOME TAXES                            16.3%     17.9%
PROVISION FOR INCOME TAXES                     6.0%      6.6%
                                          --------- ---------
NET INCOME                                    10.3%     11.3%
                                          ========= =========



Revenues

License. The Company increased its license revenues by 49.9% to $22.5 million from $15.0 million for the quarters ended March 31, 1998 and 1997, respectively. The increase in license revenues was due to the market's growing acceptance of the Company's products and the release of Vantive Enterprise 7 in the third quarter of 1997. The Company does not believe that the historical growth rates of license revenues will be sustainable or are indicative of future results.

Service. Service revenues are primarily comprised of fees from consulting, customer support and, to a lesser extent, training services. Service revenues increased by 83.6% to $13.8 million from $7.5 million for the quarters ended March 31, 1998 and 1997, respectively. The increase in service revenues was primarily due to the increase in consulting, customer support and, to a lesser extent, training services associated with increased sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease.


Cost of Revenue

License. Cost of license revenues includes the cost of product media, product duplication and manuals. Cost of license revenues through the quarter ended March 31,1998 has averaged less than 1% of license revenues. Cost of license revenues increased by 70.0% to $204,000, or 0.9% of the related license revenues from $120,000, or 0.8% of related license revenues for the quarters ended March 31, 1998 and 1997, respectively. The increase in absolute dollars in cost of license revenues was primarily due to the increase in volume shipments of the Company's software applications and the cost of sublicensing third-party software.

Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased by 80.8% to $7.3 million, or 53.1% of the related service revenues from $4.0 million, or 53.9% of related service revenues for the quarters ended March 31, 1998 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel and third-party service providers during these periods. The decrease in cost of service revenues as a percentage of the related service revenues was primarily due to the variation in the resources used during the period. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

Operating Expenses

        Sales and Marketing. Sales and marketing expenses increased by 46.2% to $14.1 million, or 38.9% of total revenues from $9.7 million, or 42.9% of total revenues for the quarters ended March
31, 1998 and 1997, respectively. This increase in absolute dollars was primarily related to the expansion of the Company's sales and marketing resources, increased commissions expenses as a result of higher sales levels and increased marketing activities, including trade show, direct mail and other promotional expenses. The
Company plans to continue to invest heavily in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percentage of revenues over the coming year.


        Research and Development. Research and development expenses increased by 80.2% to $5.9 million, or 16.4% of total revenues from $3.3 million, or 14.7% of total revenues for the quarters ended March 31, 1998 and 1997, respectively. Research and development expenses increased in absolute dollars primarily as a result of an increase in personnel and outside contractors to support the Company's product development activities. Over the coming years, the Company plans to continue to invest heavily in research and development. As a result, research and development expenses are anticipated to increase in absolute dollars over the coming year.

Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally-generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all internally-generated software development costs to research and development expense.


        General and Administrative. General and administrative expenses increased by 74.6% to $3.0 million, or 8.3% of total revenues from $1.7 million or 7.6% of total revenues in the quarters ended March 31,1998 and 1997, respectively. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars over the coming year

        Provision for Income Taxes. The Company's provision for state, federal and foreign income taxes was $2.2 million and $1.5 million for the quarters ended March 31, 1998 and 1997, respectively based upon an estimated effective tax rate of 37% for both periods.


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

The foregoing statements regarding the Company's future revenues and net income are forward-looking statements and actual results may vary substantially depending upon a variety of factors described in this section and elsewhere in this report.

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

International Operations, Foreign Currency Fluctuations. International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 29% and 13% of the Company's revenue in the quarter ended March 31, 1998 and 1997, respectively. The majority of this international revenue has come from Europe. The Company believes that its continued growth and profitability will require further expansion of its international operations. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and the Company's business, results of operations and financial condition could be materially adversely affected.

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

The Company has not been significantly affected by the recent unfavorable economic conditions in certain Asian and Pacific Rim countries. If the economic conditions in these markets do not improve, this may have an adverse impact on the Company's business, results of operations, and financial condition.

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

The Company also competes with a substantial number of businesses that offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. (which was recently acquired by the IBM subsidiary, Tivoli Systems, Inc.). The Company believes that such point solution providers may expand their product offerings, which could provide increased competition for the company across its market segments. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers that develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, Oracle Corporation and The Baan Company have each introduced sales automation and/or customer support modules as part of their application suites. Oracle has announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses.

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

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third-party software products which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Vantive Enterprise has been designed to support dates well into the next century and to be Year 2000 compliant. Failure of the software to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

Risks Associated with Potential Acquisitions. As part of its business strategy, the Company expects to review acquisition prospects that would complement its existing product offerings, augment its market coverage or enhance its technological capabilities or that may otherwise offer growth opportunities. Future acquisitions by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt and contingent liabilities or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the price of the Company's Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the business, operating results and financial condition of the Company.


Financial Condition

Total assets as of March 31, 1998 increased by 4.0%, or $6.5 million from December 31, 1997. The combined balance of cash and short-term investments increased by $3.4 million primarily due to collections of accounts receivable and operating activities. Net property and equipment increased $1.4 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.


Total current liabilities as of March 31, 1998 increased by 4.3%, or $1.6 million from December 31, 1997. The increase primarily was due to increases in deferred revenues of $4.0 million partially offset by a decrease in accounts payable and accrued liabilities of $2.4 million. The increase in deferred revenues is primarily due to deferrals associated with higher volume of revenues related to post-contract support. The decrease in accounts payable and accrued liabilities is due to reduced expense levels.



Liquidity and Capital Resources

Operating activities provided cash of $4.9 million in the quarter ended March 31, 1998. The primary source of these funds was net income and an increase in deferred revenues, partially offset by increases in accounts receivable, prepaid and other assets and a decrease in accounts payable and accrued liabilities.
 Operating activities provided cash of $2.6 million in the quarter ended March 31, 1997. The primary source of these funds was net income and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable.

Investing activities used cash of $42.8 million in the quarter ended March 31, 1998, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.
Investing activities used cash of $2.1 million, in the quarter ended March 31, 1997, primarily for purchase of capital equipment.


Financing activities provided cash of $1.0 million in the quarter ended March 31, 1998. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations. Financing activities provided cash of $198,000, in the quarter ended March 31, 1997. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations.

At March 31, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $104.8 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.




Part II:        Other Information

Item 1: Legal Proceedings:

                Not Applicable.

Item 2: Changes in Securities:

                Not Applicable.


Item 3: Defaults upon Senior Securities:

                Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

                Not Applicable.


Item 5: Other Information:

                Not Applicable.

Item 6: Exhibits and Reports on Form 8-K:

        A.      Exhibits

        *       3.1     Form of Agreement and Plan of Merger between The
Vantive Corporation, a California corporation, and The
Vantive Corporation, a Delaware corporation.
        *       3.2     Bylaws.
        =       4.1     Declaration of Registration Rights made on August 31,
1997 by the Company for the benefit of the holders of
Common Stock of Innovative Computer Concepts, Inc.
        *       10.1    Form of Indemnity Agreement for officers and
directors.
        *       10.2    1991 Stock Option Plan, as amended.
        *       10.3    1995 Outside Directors Stock Option Plan.
        *       10.4    1995 Employee Stock Purchase Plan.
        *       10.5    Offer Letter dated May 21, 1993 between the Company
and John R. Luongo.
        *       10.6    Offer Letter dated April 6, 1995 between the Company
and John M.  Jack.
        *+      10.7    Value Added Reseller License Agreement dated
October 5, 1993 by and between Inference Corporation
and the Company.
        *+      10.8    Basicscript License Agreement dated October 4, 1994 by
and between Henneberry Hill Technologies Corporation
doing business as Summit Software Company and the
Company.
        *+      10.9    International VAR Agreement dated March 26, 1992
between Oracle Corporation and the Company, as
amended.
                10.9.1  International VAR Agreement dated June 28, 1996
between Oracle Corporation and the Company, as
amended.
        *+      10.10   Value Added Remarketer Agreement dated December 20,
1991 between Sybase, Inc.  and the Company, as
amended.
        *       10.11   Security and Loan Agreement dated May 12, 1995 between
the Company and Imperial Bank.
        *+      10.12   Application Bridge API VAR License Agreement dated
January 22, 1993 between the Company and Prospect
Software, Inc.
        *+      10.13   Compensation Letter dated May 10, 1995 between the
Company and John R. Luongo.
        *+      10.14   Compensation Letter dated May 10, 1995 between the
Company and Steven M. Goldsworthy.
10.15  Lease Agreement dated January 13, 1995 between John
Arrillaga, Trustee, or his Successor Trustee, UTA
dated July 20, 1977 (John Arrillaga Separate Property
Trust) as amended, and Richard T. Peery, Trustee, or
his Successor Trustee, UTA dated July 20, 1977
(Richard T. Peery
Separate Property Trust) as amended, and the Company.
        #       10.16   Lease Agreement dated September 4, 1996 between John
Arrillaga, Trustee, or his Successor Trustee, UTA
dated July 20, 1977 (Arrillaga Family Trust) as
amended, and Richard T. Peery, Trustee, or his
Successor Trustee, UTA dated July 20, 1977 (Richard T.
Peery Separate Property Trust) as amended, and the
Company.
        **      10.17   Agreement and Plan of Merger dated August 13, 1997 by
and among The Vantive Corporation, Igloo Acquisition
Corporation and Innovative Computer Concepts, Inc. as amended.
27.1    Financial Summary Table

* Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.
+ Confidential Treatment has been granted for portions of this exhibit.
#       Previously filed in the Report on Form 10-K filed on March 31,
        1997.
** Previously filed in the Company's Report on Form 8-K filed on September 26, 1997 and on Form 8-K/A filed on November 4, 1997.
= Incorporated by reference from the Company's Registration Statement (No. 333-36547), declared effective on November 4, 1997.




                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE VANTIVE CORPORATION

Dated: May 12, 1998
                                          By:      /s/ KATHLEEN MURPHY
                                            ------------------------------------
                                                      Kathleen Murphy
                                                  Chief Financial Officer
                                               (Principal Financial Officer)

Dated: May 12, 1998
                                          By:      /s/ MICHAEL M. LOO
                                            ------------------------------------
                                                       Michael M. Loo
                                                  Vice President, Finance
                                               (Principal Accounting Officer)