Form 10-Q
period 1998-06-30
VANTIVE CORP
filed 1998-08-14
CIK 947549

=======================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                            ------------------------

                                   FORM 10-Q
(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                        COMMISSION FILE NUMBER: 0-26592
                            ------------------------

                            THE VANTIVE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     77-0266
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EM
        INCORPORATION OR ORGANIZATION)                     IDENTIFICATI

                              2455 AUGUSTINE DRIVE
                         SANTA CLARA, CALIFORNIA 95054
                                 (408) 982-5700
         (ADDRESS AND TELEPHONE NUMBER OF PRINCIPAL EXECUTIVE OFFICES)
                            ------------------------

     Indicate by check mark whether registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 mo for such shorter period that the registrant was required to file such r and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     The number of shares of the Registrant's $0.001 par value Common S outstanding on August 10, 1998 was 26,106,690.


=======================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements




                            THE VANTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    June 30,       Dece
                                                    1998           1997
                                                    ------------   ----
                                                    (unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $25,709
  Short-term investments                                 75,541
  Accounts receivable, net                               36,928
  Prepaid expenses and other current assets              16,151
                                                    ------------   ----
          Total current assets                          154,329
Property and equipment, net                              18,203
Other assets                                              6,241
                                                    ------------   ----
TOTAL ASSETS                                           $178,773       $
                                                    ============   ====

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $9,871
  Accrued Liabilities                                    22,456
  Current portion of capital lease obligations              140
  Deferred revenues                                      16,569
                                                    ------------   ----
          Total current liabilities                      49,036

Convertible debt                                         69,000
Capital lease obligations, net of current portion            --
Other                                                       282

STOCKHOLDERS' EQUITY:
  Preferred Stock: $.001 par value, 2,000,000
     shares authorized; no shares issued and
     outstanding at June 30, 1998                            --
  Common Stock:  $.001 par value, 50,000,000
     shares authorized; 26,005,683 shares at
     June 30, 1998 and 25,275,191 shares at
     December 31, 1997 issued and outstanding                26
  Additional paid-in-capital                             65,646
  Accumulated Deficit                                    (5,217)
                                                    ------------   ----
          Total stockholders' equity                     60,455
                                                    ------------   ----
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $178,773       $
                                                    ============   ====

     See accompanying notes.

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended Six Months
                                              June 30,          June 30
                                          ----------------- -----------
                                          1998     1997     1998     19
                                          -------- -------- -------- --
                                                                     <C
REVENUES
  License                                 $19,182  $16,893  $41,699  $3
  Service                                  18,560    9,117   32,323   1
                                          -------- -------- -------- --
          Total revenues                   37,742   26,010   74,022   4
                                          -------- -------- -------- --
COST OF REVENUES:
  License                                     115      182      319
  Service                                  10,937    4,975   18,249
                                          -------- -------- -------- --
          Total cost of revenues           11,052    5,157   18,568
                                          -------- -------- -------- --
GROSS MARGIN                               26,690   20,853   55,454   3
                                          -------- -------- -------- --
OPERATING EXPENSES
  Sales and marketing                      16,191   10,674   30,317   2
  Research and development                  6,235    3,610   12,179
  General and administrative                2,860    2,037    5,862
  Acquired in-process
   research and development                 8,206      --     8,206
  Acquisition-related
   compensatory expense                     1,290      --     1,290
                                          -------- -------- -------- --
          Total operating expenses         34,782   16,321   57,854   3
                                          -------- -------- -------- --
INCOME (LOSS) FROM OPERATIONS              (8,092)   4,532   (2,400)
OTHER INCOME                                  213      390      424
                                          -------- -------- -------- --
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                         (7,879)   4,922   (1,976)
PROVISION FOR INCOME TAXES                    121    1,817    2,305
                                          -------- -------- -------- --
NET INCOME (LOSS)                         ($8,000)  $3,105  ($4,281)  $
                                          ======== ======== ======== ==

NET INCOME (LOSS) PER BASIC SHARE          ($0.31)   $0.13   ($0.17)
                                          ======== ======== ======== ==
NET INCOME (LOSS) PER DILUTED SHARE        ($0.31)   $0.12   ($0.17)



BASIC-SHARES USED IN
 PER SHARE COMPUTATION                     25,666   24,265   25,525   2
                                          ======== ======== ======== ==
DILUTED-SHARES USED IN
 PER SHARE COMPUTATION                     25,666   26,141   25,525   2

     See accompanying notes

                            THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              SIX MONTH
                                                                  June
                                                       ----------------
                                                       1998          19
                                                       ------------  --
                                                                     <C
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        ($4,281)
  Adjustments to reconcile net income(loss)to net cash
     provided by operating activities:
     Acquired in-process research and development            8,206
     Acquisition-related compensatory expense                1,290
     Depreciation and amortization                           2,414
     Provision for sales allowances and
       doubtful accounts                                       696
    Changes in net assets and liabilities, net of acquisition --
       Increase in accounts receivable                      (4,322)
       Increase in prepaid expenses and other current assets
       Increase in other assets                             (2,889)
       Increase in other assets                             (1,170)
       Increase (decrease) in accounts payable and
          accrued liabilities                               (2,078)
       Increase (decrease) in long-term liabilities           (109)
       Increase  in deferred revenues                        5,850
                                                       ------------  --
          Net cash provided by operating activities          3,607
                                                       ------------  --
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                       (51,741)
  Purchase of property and equipment                        (7,517)
  Cash acquired in Wayfarer acquisition                        101
                                                       ------------  --
          Net cash used in investing activities            (59,157)
                                                       ------------  --
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     4,058
  Payments on capital lease obligations                       (192)
                                                       ------------  --
          Net cash provided by financing activities          3,866
                                                       ------------  --
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (51,684)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (190)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              77,583
                                                       ------------  --
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $25,709
                                                       ============  ==

     See accompanying notes

        THE VANTIVE CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)


1.      BASIS OF PRESENTATION

        The consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. The Company believes the disclosures included in the unaudited consolidated financial statements, when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are adequate to make the information presented not misleading.

        The unaudited consolidated financial statements included herein reflect all adjustments which are, in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the results expected for any future periods.

2. ACQUISITION

In June 1998, the Company acquired Wayfarer
Communications, Inc. ("Wayfarer"), a privately held California corporation that specializes in web-based information delivery by merging a wholly owned subsidiary of the Company into Wayfarer (the "Acquisition"). The Company issued 163,969 shares of its common stock and assumed all outstanding warrants, which were converted to 2,251 shares of the Company's common stock in exchange for approximately 89% of Wayfarer shares. In addition, the Company received $101,000 in cash as part of the acquisition. The Company anticipates that it will record charges associated with acquiring the remaining minority interest of approximately 11% upon the completion of the acquisition of the remaining shares in the quarter ending September 30, 1998. The Acquisition was recorded under the purchase method of accounting and the results of operations of Wayfarer and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. A Form 8-K was filed by the Company on July 15, 1998 in connection with the acquisition.

In connection with the Acquisition, acquired in-process
research and development of approximately $8.2 million
associated with the 89% acquired interest was expensed in
the quarter ended June 30, 1998.   The Company anticipates
that an additional in-process research and development charge of approximately $1.0 million, associated with the acquisition of the remaining minority interest will be charged in the quarter ending September 30, 1998. The
Company has also recorded a compensatory expense of $1.3 million associated with the Acquisition for the quarter ended June 30, 1998. An additional compensatory expense of approximately $300,000 is expected to be charged in each of the quarters ending September 30, 1998 and December 31,
1998. The remaining intangibles were recorded as goodwill and will be amortized on a straight-line basis over five years.

The following table presents the unaudited pro forma results assuming that the Company had acquired Wayfarer at the beginning of 1998 and 1997, respectively. Net income and basic and diluted earnings per share amounts have been adjusted to exclude the write-off of acquired in process research and development of approximately $8.2 million and the acquistion-related compensatory expense of $1.2 million and include the goodwill amortization of approximately
$98,000 for the six months ended June 30, 1998 and 1997.
This information may not necessarily be indicative of the future combined results of operations of the Company.



3.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

        Revenues from software license agreements are recognized upon shipment of the software if collection is probable, payment is due within one year, the fee is fixed or determinable and vendor specific evidence exists to allocate the total fee to all elements of the arrangement. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, customer support revenues and, to a lesser extent, training revenues. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in re-licensing the Company's products to end-users. In certain circumstances, sublicense fees are recognized upon the initial sale if all products subject to sublicensing are shipped in the current period, no rights of return policy exists, collection is probable, payment is due within one year, and the fee is fixed and determinable. If these conditions are not met, the Company does not recognize sublicense fees until reported by the reseller in re-licensing the Company's products to end-users.

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

Earnings per Share:

        Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings per Share," requires companies to compute net income per share under two different methods- basic and diluted per share data- for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the quarters ended
June 30, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common shares outstanding during the period.
Diluted earnings per share is computed by dividing net income by weighted average number of common shares and common stock equivalents from outstanding stock options for the quarter ended June 30, 1997. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the quarter and the six months ended June 30, 1998, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and six months ended June 30, 1998 and 1997.

                                           (In thousands except per sha
                                         Three Months Ended  Six Months
                                              June 30,          June 30
                                          ----------------- -----------
                                          1998     1997     1998     19
                                          -------- -------- -------- --
                                                                     <C
Net income (loss)                         ($8,000)  $3,105  ($4,281)  $
Basic Earnings Per Share:
  Income (loss) available to
    common shareholders                   ($8,000)  $3,105  ($4,281)  $

   Weighted average common
     shares outstanding                    25,666   24,265   25,525   2
                                          -------- -------- -------- --
Basic earnings (loss) per share:           ($0.31)   $0.13   ($0.17)
                                          -------- -------- -------- --
Diluted Earnings Per Share:
  Income (loss) available to
    common shareholders                   ($8,000)  $3,105  ($4,281)  $
   Weighted average common
     shares outstanding                    25,666   24,265   25,525   2
   Common stock equivalents                    --    1,876     --     1
                                          -------- -------- -------- --
     Total weighted average common shares
       and equivalents                     25,666   26,141   25,525   2
                                          -------- -------- -------- --
Diluted earnings (loss) per share:         ($0.31)   $0.12   ($0.17)
                                          -------- -------- -------- --


Approximately 1.8 million and 1.9 million shares of weighted
average common stock equivalents were   excluded in the
computation of diluted earnings per share during the quarter and the six months ended June 30, 1998, respectively as a result of their anti-dilutive effect due to the reported loss. Approximately 900,000 and 1.7 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share for the quarter and six months ended June 30, 1997 respectively, because the options' exercise price was greater than the average market price of the common shares.

Stock Option Repricing Program:

        Effective as of July 27, 1998, the Compensation Committee of the Company's Board of Directors authorized employees the right to exchange certain outstanding stock options for option grants with an exercise price of $13.25 per share (the fair market value on July 24, 1998), provided that such employees made the election to convert by that date. In connection to the reprice, optionholders who exchange their options will not be permitted to exercise any exchanged options for a six-month period beginning on the effective date of the exchange.

Convertible Subordinated Notes

        On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the investor's option, if and when the share price exceeds $41.93 per share.


Comprehensive Income

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. The following table reconciles comprehensive income under the provisions of SFAS 130 for the three and six months ended June 30, 1998 and 1997.

                                           (In thousands except per sha
                                           Three Months Ende Six Months
                                              June 30,          June 30
                                          -------- -------- -----------
                                          1998     1997     1998     19
                                          -------- -------- -------- --
                                                                     <C
Net income (loss)                         ($8,000)  $3,105  ($4,281)  $
Other Comprehensive income
       (loss), net of tax:
   Unrealized Currency gain (loss)           (142)      31     (114)
                                          -------- -------- -------- --
Comprehensive income (loss)               ($8,142)  $3,136  ($4,395)  $
                                          -------- -------- -------- --

Property
In June 1998, the Company entered into a seven year agreement whereby it leased new facilities in Santa Clars for a total commitment of $18.4 million. The Company will occupy the facilities on an incremental basis over term of the lease and has various options to extend term of lease, if deemed necessary, or to terminate the lease in accordance with provisions of the agreement.

Item 2: Management's Discussion and Analysis of
Financial Condition and Results of Operations

        THE VANTIVE CORPORATION

Overview

The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company's suite of products addresses the front-office automation market and is called the Vantive Enterprise. The Vantive Enterprise consists of the following applications: Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The Company made available Vantive 8 in the second quarter of 1998, which contains significant enhancements including the integration of Vantive Inventory and Vantive Procurement and the global Vantive Enterprise with the addition of the Partner Desktop feature. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and
(ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses.
The remaining revenues are primarily attributable to service revenues, which include customer support, consulting and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for approximately 18.3% and 12.6% of total revenues for the quarters ended June 30, 1998 and 1997, respectively, and accounted for approximately 17.2% and 12.5% of total revenues for the first six months of 1998 and 1997, respectively. Because concurrent user fees are not application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during the quarters ended June 30, 1998 and 1997. As significant sales to a particular end user customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer, however the Company has derived recurring revenues from customers who use the Company's products to deliver software services to other customers.

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

Results of Operations

The following table sets forth the percentages that income statement items are to total revenues for the three and six months ended June 30, 1998 and 1997.

                                        Three Months Ended  Six Months
                                              June 30,          June 30
                                          ----------------- -----------
                                          1998     1997     1998     19
                                          -------- -------- -------- --
                                                                     <C
REVENUES
  License                                    50.8%    64.9%    56.3%
  Service                                    49.2%    35.1%    43.7%
                                          -------- -------- -------- --
          Total revenues                    100.0%   100.0%   100.0%
                                          -------- -------- -------- --
COST OF REVENUES:
  License                                     0.3%     0.7%     0.4%
  Service                                    29.0%    19.1%    24.6%
                                          -------- -------- -------- --
          Total cost of revenues             29.3%    19.8%    25.0%
                                          -------- -------- -------- --
GROSS MARGIN                                 70.7%    80.2%    75.0%
                                          -------- -------- -------- --
OPERATING EXPENSES
  Sales and marketing                        42.9%    42.9%    53.8%
  Research and development                   16.5%    14.7%    16.5%
  General and administrative                  7.6%     7.8%     7.9%
  Acquired in-process
   research and development                  21.7%      --     11.1%
  Acquisition-related
   compensatory expense                       3.4%      --      1.7%
                                          -------- -------- -------- --
          Total operating expenses           92.2%    62.8%    78.2%
                                          -------- -------- -------- --
INCOME (LOSS) FROM OPERATIONS             (-21.5%)    17.4%  (-3.2%)
OTHER INCOME                                  0.6%     1.5%     0.5%
                                          -------- -------- -------- --
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                        (-20.9%)    17.9%  (-2.7%)
PROVISION FOR INCOME TAXES                    0.3%     6.0%     3.1%
                                          -------- -------- -------- --
NET INCOME (LOSS)                         (-21.2%)    11.9%  (-5.8%)
                                          ======== ======== ======== ==

Revenues

License. The Company increased its license revenues by 13.6% to $19.2 million from $16.9 million for the three months ended June 30, 1998 and 1997, respectively, and by 30.6% to $41.7 million from $31.9 million in the first six months of June 30, 1998 and 1997, respectively. The increase in license revenues was due to market growth for the Company's products. The Company does not believe that the historical growth rates of license revenues will necessarily be sustainable or are indicative of future results.

Service. Service revenues are primarily comprised of fees from consulting, customer support and, to a lesser extent, training services. Service revenues increased by 103.6% to $18.6 million from $9.1 million for the three months ended
June 30, 1998 and 1997, respectively, and by 94.6% to $32.3 million from $16.6 million in the first six months of June
30, 1998 and 1997, respectively. The increase in service revenues was primarily due to the increased demand for consulting, customer support and, to a lesser extent, training services associated with sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease, but demand for consulting services provided by the Company has continued to grow even while the Company has pursed this strategy.

Cost of Revenue

License. Cost of license revenues includes the cost of product media, product duplication and manuals. Cost of license revenues decreased by 36.8% to $115,000, or 0.8% of the related license revenues from $182,000, or 1.1% of related license revenues for the three months ended June 30, 1998 and 1997, respectively. The decrease in cost of license revenues as a percentage of the related license revenues was primarily due to the costs reduction in developing the product media and product duplication during the quarter ended June 30, 1998. The cost of license revenues increased by 5.6% to $319,000, or 0.8% of the related license revenues from $302,000, or 0.9% of related license revenues in the first six months of June 30, 1998 and 1997, respectively.
The increase in absolute dollar was primarily attributed to the increases in volume shipments of the Company's software applications and royalties due on embedded third-party licenses.

Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased by 119.8% to $10.9 million, or 58.9% of the related service revenues from $5.0 million, or 54.6% of related service revenues for the quarters ended June 30, 1998 and 1997, respectively. Cost of service revenues increased by 102.3% to $18.2 million, or 56.5% of the related service revenues from $9.0 million, or 54.3% of the related service revenues in the first six months of 1998 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel and third-party service providers during these periods. The increase in cost of service revenues as a percentage of the related service revenues was primarily due to the variation in the resources used during the period.
The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses increased by 51.7% to $16.2 million, or 42.9% of total revenues from $10.7 million, or 41.1% of total revenues for the quarters ended June 30, 1998 and 1997, respectively. Sales and marketing expenses increased by 49.1% to $30.3 million, or 41.0% of total revenues from $20.3 million, or 41.9% of total revenues in the first six months of 1998 and 1997, respectively. This increase in absolute dollars was primarily related to the expansion of the Company's sales force and marketing activities, increased expenses as a result of the increase in sales related headcount, and increased marketing activities, including trade show, direct mail and other promotional expenses. The Company plans to continue to invest heavily in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percentage of revenues over the coming year.

Research and Development. Research and development expenses increased by 72.7% to $6.2 million, or 16.5% of total revenues from $3.6 million, or 13.9% of total revenues for the quarters ended June 30, 1998 and 1997, respectively.
 Research and development expenses increased by 76.3% to $12.2 million, or 16.5% of total revenues from $6.9 million, or 14.2% of total revenues in the first six months of 1998 and 1997, respectively. Research and development expenses increased in absolute dollars and as percentage of total revenues primarily as a result of an increase in personnel and outside contractors to support the Company's product development activities. Over the coming years, the Company plans to continue to invest heavily in research and development. As a result, research and development expenses are anticipated to increase in absolute dollars over the coming year.

Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally-generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all internally-generated software development costs to research and development expense.

General and Administrative. General and administrative expenses increased by 40.4% to $2.9 million, or 7.6% of total revenues from $2.0 million or 7.8% of total revenues in the quarters ended June 30,1998 and 1997, respectively. General and administrative expenses increased by 56.1% to $5.9 million, or 7.9% of total revenues from $3.8 million, or 7.8% of total revenues in the first six months of 1998 and 1997, respectively. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars over the coming year.

Acquired in-process research and development. In June
1998, the Company acquired Wayfarer Communications, Inc. ("Wayfarer"), a privately-held California corporation that specializes in web-based information delivery by merging a wholly-owned subsidiary of the Company into Wayfarer (the "Acquisition"). The Company issued 163,969 shares of its common stock, received $100,000 in cash, and assumed all outstanding warrants, which were converted to 2,251 shares of the Company's common stock in exchange for approximately 89% of Wayfarer shares. In addition, the Company received
$101,000 in cash as part of the acquisition.   The Company
anticipates that it will record charges associated with acquiring the remaining minority interest of approximately 11% upon the completion of the acquisition of the remaining shares in the quarter ending September 30, 1998. The Acquisition was recorded under the purchase method of accounting and the results of operations of Wayfarer and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. A Form 8-K was filed by the Company on July 15, 1998 in connection with the acquisition.

In connection with the acquisition, acquired in-process
research and development of approximately $8.2 million
associated with the 89% acquired interest was expensed in
the quarter ended June 30, 1998.   The Company anticipates
that an additional in-process research and development
charge of approximately $1.0 million, associated with the
acquisition of the remaining minority interest will be
charged in the quarter ending September 30, 1998.   The
Company has also recorded a compensatory expense of $1.3 million associated with the Acquisition for the quarter ended June 30, 1998. An additional compensatory expense of approximately $300,000 is expected to be charged in each of the quarters ending September 30, 1998 and December 31,
1998. The remaining intangibles were recorded as goodwill and will be amortized on a straight-line basis over five years.

        Provision for Income Taxes. The Company's provision for state, federal and foreign income taxes was $121,000 and $1.8 million for the quarters ended June 30, 1998 and 1997, respectively, based upon an estimated effective tax rate of 37% for both periods. The Company's provision for state, federal and foreign income taxes was $2.3 million and $3.3 million in the first six months of 1998 and 1997, respectively, based upon an estimated effective tax rate of 37% for both periods.


Business Risks

This report includes a number of forward-looking statements, which reflect the Company's current views on future events and its operations and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below which could cause actual results to differ materially from historical results or those anticipated. Some of the forward-looking statements are generally applicable to emerging growth companies or to the software industry, others are specific to the front-office automation market and others are specific to the Company. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Future Operating Results Uncertain. The Company has experienced significant growth and significant fluctuations in growth in revenues in recent periods. The Company does not believe that the historical growth rates of revenues will be sustainable or are indicative of future results. In addition, the Company's limited operating history makes the prediction of future operating results difficult or impossible. The Company's future operating results will depend on many things, including demand for the Company's products, the level of product and price competition, the ability of the Company to develop and market new products and to control costs, the ability of the Company to expand its direct sales force and indirect distribution channels and the ability to attract and retain key personnel. The Company is currently investing, and intends to continue to invest, significant resources to develop its sales strategy, which could adversely affect the Company's operating margins. Competition for good salespeople and sales managers is intense and there can be no assurance that the Company can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The Company's strategy also depends, in part, on relationships with third parties. There also can be no assurance that the Company will attract and retain appropriate high-end integrators, resellers and other third party distributors to market the Company's products effectively. Further, the Company believes, based on interactions with its customers and potential customers, that the purchase of its products is relatively discretionary and generally involves a significant commitment of capital. As a result, in the event of any downturn in any potential customer's business or the economy in general, purchases of the Company's products may be deferred or canceled, which could have a material adverse effect on the Company's business, results of operations and financial condition. The Company was not profitable prior to 1995 and there can be no assurance that the Company will remain profitable on a quarterly or annual basis.

Fluctuations in Quarterly Operating Results.  The
Company's quarterly operating results have in the past varied substantially and will probably in the future vary significantly depending on factors such as the size, timing and recognition of revenue from significant orders, increased competition, sales execution, the timing of new product releases by the Company and its competitors, market acceptance of the Company's products, changes in the Company's and its competitors' pricing policies, the mix of license and service revenue, budgeting cycles of its customers, seasonality, the mix of direct and indirect sales, changes in operating expenses, changes in Company strategy, personnel changes, foreign currency exchange rates and general economic factors.

A significant portion of the Company's revenues in any quarter is typically derived from non-recurring sales to a limited number of customers. Accordingly, revenues in any one quarter are not indicative of revenues in any future period. In addition, like many software applications businesses, the Company has generally recognized a substantial portion of its revenues in the last month of each quarter, with these revenues concentrated in the last weeks of the quarter. Any significant deferral of purchases of the Company's products, or failure by the Company to close anticipated transactions could have a material adverse effect on the Company's business, results of operations and financial condition in any particular quarter and to the extent that significant sales occur earlier than expected, operating results for subsequent quarters may be adversely affected. Product revenues are also difficult to forecast because the market for front-office automation software products is rapidly evolving. The Company's sales cycle is typically six to nine months but varies substantially from customer to customer. The Company expects that sales made through indirect channels, which are harder to predict and usually have lower margins than direct sales, will increase as a percentage of total revenues.

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

Because of these factors, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and that such comparisons should not be relied upon as indications of future performance. Due to all of the foregoing factors, and as occurred in the quarter ended June 30, 1998, it is likely that in some future quarter the Company's operating results will be below the expectations of public market analysts and investors. If this happens, the price of the Company's Common Stock will likely be materially adversely affected.

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

        Competition. The front-office automation software market is intensely competitive, highly fragmented and subject to rapid change. Because the Company offers multiple applications that can be purchased separately or integrated as part of Vantive Enterprise, the Company competes with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise-level and department-level front-office markets, such as Astea International, Inc., Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx
Software, and Siebel Systems, Inc.

The Company also competes with a substantial number of businesses that offer products targeted at one or more specific markets, including the customer support market, the help desk market, the quality assurance market and the sales and marketing automation market, such as Remedy Corporation and Software Artistry, Inc. (which was acquired by the IBM subsidiary, Tivoli Systems, Inc.). The Company believes that such point solution providers may expand their product offerings, which could provide increased competition for the company across its market segments. The Company also competes with third party professional service organizations that develop custom software and with internal information technology departments of customers that develop customer interaction applications. Among the Company's current and potential competitors are also a number of large hardware and software businesses that may develop or acquire products that compete with the Company's products. In this regard, SAP AG, Oracle Corporation and The Baan Company have each introduced sales automation and/or customer support modules as part of their application suites. Oracle has announced the creation of a network of third party dealers that will sell Oracle's application suites exclusively to medium-sized businesses.

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

Dependence on Emerging Markets for Front-Office Automation Software; Product Concentration. The Company's future financial performance will depend in large part on the growth in demand for individual front-office automation applications as well as the number of organizations adopting comprehensive front-office automation software information systems. To date, much of the Company's license revenues have resulted from sales of individual applications, particularly Vantive Support, Vantive HelpDesk, and Vantive Sales. The markets for these applications are relatively new and undeveloped and failure of these markets to expand would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, the Company is investing in the field service and quality automation markets. Should these markets fail to develop, not accept the Company's products or cause the company to lose new business and/or customers in its traditional markets, there would be an adverse effect on the Company's business, results of operations and financial condition.

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

Management of Expanding Operations; Dependence Upon Key Personnel. The Company's ability to compete effectively and to manage future growth, if any, will require the Company to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and expand, train and manage its workforce. There can be no assurance that the Company will be able to do so. The Company's failure to do so could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has recently hired a significant number of employees, including senior sales and marketing personnel and in order to maintain its ability to grow in the future, the Company will be required to significantly increase its total headcount. In addition, the Company's future performance depends in significant part upon attracting and retaining key technical, sales, senior management and financial personnel. In particular, delays in hiring sales or research and development personnel may have a material adverse effect on the Company's business, results of operations and financial condition. The loss of the services of one or more of the Company's officers or the inability to recruit other additional senior management could have a material adverse effect on the Company's business, results of operations and financial condition. Competition for such personnel is intense and the inability to retain its key technical, sales, senior management and financial personnel or to attract, assimilate or retain other highly qualified technical, sales, senior management and financial personnel in the future on a timely basis could have a material adverse effect on the Company's business, results of operations and financial condition.

International Operations, Foreign Currency Fluctuations. International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 28% and 15% of the Company's revenue in the quarter ended June 30, 1998 and 1997, and 28% and 13% of the Company's revenue in the six months ended June 30, 1998 and 1997, respectively. International revenues increased by 177% for the quarter ended June 30, 1998 compared to quarter ended June 30, 1997 and by 214% for the six months ended June 30, 1998 compared to six months ended June 30, 1997 demonstrating the increased acceptance of Vantive's front office automation products internationally. The majority of this international revenue has come from Europe. The Company believes that its continued growth and profitability will require further expansion of its international operations.
To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and the Company's business, results of operations and financial condition could be materially adversely affected.

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

Increased Use of Third Party Software. The Company currently markets a proprietary application development environment for its customers to tailor its products. This application development environment is also used by the Company to build and modify its products. The Company believes, based on interactions with its customers and potential customers, that it currently derives a competitive advantage from this proprietary application development environment. However, the Company believes that competitive pressures, technological changes demanded by customers and significant advances in the sophistication of third party application development tools such as Visual Basic will require the Company to make greater use of third party software in the future. The greater use of third party software could require the Company to invest significant resources in rewriting some or all of its software applications products utilizing third party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation and any competitive advantage associated with the proprietary development environment. There can be no assurance that the Company would be able to successfully rewrite its applications or enter into commercially reasonable licenses and the costs of, or inability or delays in doing so could have a material adverse effect on the Company's business, results of operations and financial condition.

Leverage; Subordination. In connection with the August
1997 sale of its 4.75% Convertible Subordinated Notes (the "Notes"), the Company has incurred $69 million of indebtedness. As a result of this additional indebtedness, the Company's principal and interest obligations have increased substantially. The degree to which the Company is leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures.
 The Company's ability to meet its debt service obligations is dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

Need to Expand Distribution Channels and Successfully Leverage Third Party Relationships. An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships to cover key vertical markets. An important element of the Company's strategy is to integrate its products with products from enterprise resource planning ("ERP") vendors. The Company is currently investing and intends to continue to invest, significant resources toward these strategies, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired significant numbers of direct salespeople. Competition for salespeople is intense and there can be no assurance that the Company can retain its existing salespeople or that it can attract, assimilate and retain additional highly qualified salespeople in the future.
 The Company's distribution strategy also depends, in large part, on attracting and retaining beneficial third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high-end integrators, resellers, other third party distributors or ERP vendors. The Company's agreements with these third parties are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers, other third party distributors or ERP vendors, or the failure to effectively identify key vertical markets, could have a material adverse effect on the Company's business, results of operations and financial condition.


        Anti-Takeover Effects of Restated Certificate of Incorporation, Bylaws and Delaware Law. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit increase in the market price of the Common Stock that could result from takeover attempts. In addition, the Restated Certificate of Incorporation authorizes 2,000,000 shares of undesignated preferred stock.
 The Board of Directors of the Company, without further stockholder approval, may issue this preferred stock with such terms as the Board of Directors may determine, which could have the effect of delaying or preventing a change in control of the Company. The issuance of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control. Such preferred stock could be utilized to implement, without stockholder approval, a stockholders' right plan that could be triggered by certain change in control transactions, which could delay or prevent a change in control of the Company or could impede a merger, consolidation, takeover or other business Combination involving the Company, or discourage a potential acquiror from making a tender offer or otherwise attempting to obtain control of the Company. The Company's Bylaws and indemnity agreements provide that the Company will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to the Company. In addition, the Restated Certificate of Incorporation and Bylaws eliminate the right of stockholders to take action by written consent.
 Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with "interested stockholders" as defined by that statute. The provisions of the Restated Certificate of Incorporation and Bylaws and of Delaware law are intended to encourage potential acquirers to negotiate with the Company and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also have the effect of discouraging acquisition proposals or delaying or preventing a change in control of the Company, which in turn may have an adverse effect on the market price of the Company's Common Stock.

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

Financial Condition

Total assets as of June 30, 1998 increased by 9.9%, or $16.0 million from December 31, 1997. The combined balance of cash and short-term investments decreased by $133,000 primarily due to operating activities. Net property and equipment increased $5.7 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

Total current liabilities as of June 30, 1998 increased by 30.3%, or $11.4 million from December 31, 1997. The increase was primarily due to increases in accounts payable of $6.2 million and deferred revenues of $6.7 million, partially offset by a decrease in accrued liabilities of $1.4 million. The increase in accounts payable is primarily due to increased business activities and the increase in deferred revenues is primarily due to deferrals associated with higher volume of revenues related to post-contract support.

Liquidity and Capital Resources

Operating activities provided cash of $3.6 million in the six months ended June 30, 1998. The primary source of these funds was an increase in deferred revenues and long-term liabilities, partially offset by increases in accounts receivable, prepaid expenses and other assets. Operating activities provided cash of $4.1 million in the six months ended June 30, 1997. The primary source of these funds was net income and an increase in accounts payable and accrued liabilities, partially offset by an increase in accounts receivable and other assets.

Investing activities used cash of $59.2 million and $7.2 million in the six months ended June 30, 1998 and 1997, respectively, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

Financing activities provided cash of $3.9 million in the six months ended June 30, 1998. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations. Financing activities provided cash of $401,000, in the six months ended June 30, 1997. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations.

        On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the investor's option, if and when the share price exceeds $41.93 per share. The Company has used the proceeds primarily for operating activities and equipment purchases.

At June 30, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $101.3 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.

Part II:        Other Information

Item 1: Legal Proceedings:

                Not Applicable.

Item 2: Changes in Securities:

                Not Applicable.


Item 3: Defaults upon Senior Securities:

                Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

                The Company's Annual Meeting of Stockholders was held on May 5, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results is as follows:

                                        Shares        Shares
Nominee                                 Voting For    Withheld

John R. Luongo                            21,046,360   31,250
Aneel Bhusri                              20,929,915  147,695
William Davidow                           21,046,460   31,150
Kevin Hall                                21,046,460   31,150
Raymond Ocampo                            21,044,960   32,650
Peter Roshko                              21,046,260   31,350

Item 5:Other Information:

        Not Applicable.

Item 6:Exhibits and Reports on Form 8-K:

A.      Exhibits

        *       3.1     Form of Agreement and Plan of Merger between Th
Vantive Corporation, a California corporation,
and The Vantive Corporation, a Delaware
corporation.
        *       3.2     Bylaws.
        =       4.1     Declaration of Registration Rights made on
                         August 31, 1997 by the Company for the benefit
                        of the holders of Common Stock of Innovative
Computer Concepts, Inc.
        *       10.1    Form of Indemnity Agreement for officers and
                        directors.
        *       10.2    1991 Stock Option Plan, as amended.
        *       10.3    1995 Outside Directors Stock Option Plan.
        *       10.4    1995 Employee Stock Purchase Plan.
        *       10.5    Offer Letter dated May 21, 1993 between the
                        Company and John R. Luongo.
        *       10.6    Offer Letter dated April 6, 1995 between the
                        Company and John M.  Jack.
        *+      10.7    Value Added Reseller License Agreement dated
                        October 5, 1993 by and between Inference
                        Corporation and the Company.
        *+      10.8    Basicscript License Agreement dated October 4,
                        1994 by and between Henneberry Hill Technologie
                        Corporation doing business as Summit Software
                        Company and the Company.
        *+      10.9    International VAR Agreement dated March 26, 199
                        between Oracle Corporation and the Company, as
                        amended.
                10.9.1  International VAR Agreement dated June 28,
                        1996 between Oracle Corporation and the Company
                        as amended.
        *+      10.10   Value Added Remarketer Agreement dated
                        December 20, 1991 between Sybase, Inc. and the
                        Company, as amended.
        *+      10.11   Application Bridge API VAR License Agreement
                        dated January 22, 1993 between the Company and
                        Prospect Software, Inc.
        *+      10.12   Compensation Letter dated May 10, 1995 between
                        the Company and John R. Luongo.
               '10.13   Lease Agreement dated January 13, 1995 between
                        John Arrillaga, Trustee, or his Successor
                        Trustee, UTA dated July 20, 1977 (John Arrillag
                        Separate Property Trust) as amended, and
                        Richard T. Peery, Trustee, or his Successor
                        Trustee, UTA dated July 20, 1977 (Richard T.
                        Peery   Separate Property Trust) as amended,
                        and the Company.
        #       10.14   Lease Agreement dated September 4, 1996 between
                        John Arrillaga, Trustee, or his Successor
                        Trustee, UTA dated July 20, 1977 (Arrillaga
                        Family Trust) as amended, and Richard T. Peery,
                        Trustee, or his Successor Trustee, UTA dated
                        July 20, 1977 (Richard T. Peery Separate
                        Property Trust) as amended, and the Company.
        **      10.15   Agreement and Plan of Merger dated August 13,
                        1997 by and among The Vantive Corporation, Iglo
                        Acquisition Corporation and Innovative Computer
                        Concepts, Inc. as amended.
                10.16   Lease Agreement dated June 22, 1998 between
                        Augustine Partners, LLC and the Company.
                10.17   Offer Letter dated July 31, 1998 between the
                        Company and Leonard Le Blanc.

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 193 Registrant has duly caused this report to be signed on its behalf by th undersigned thereunto duly authorized.

                                          THE VANTIVE CORPORATION

Dated: August 14, 1998

                                          By:      /s/ MICHAEL M. LOO
                                            ---------------------------
                                                       Michael M. Loo
                                                  Vice President, Finan
                                               (Principal Accounting Of