Form 10-Q/A
period 1998-06-30
VANTIVE CORP
filed 1998-08-19
CIK 947549

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC 20549
                            ------------------------

                                   FORM 10-Q/A
(MARK ONE)

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

     Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]
     The number of shares of the Registrant's $0.001 par value Common Stock outstanding on August 10, 1998 was 26,106,690.


================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements




                            THE VANTIVE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                    June 30,       December 31,
                                                    1998           1997
                                                    ------------   ------------
                                                    (unaudited)
                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                             $25,709        $77,583
  Short-term investments                                 75,541         23,800
  Accounts receivable, net                               36,928         33,295
  Prepaid expenses and other current assets              16,151         11,896
                                                    ------------   ------------
          Total current assets                          154,329        146,574
Property and equipment, net                              18,203         12,465
Other assets                                              6,241          3,700
                                                    ------------   ------------
TOTAL ASSETS                                           $178,773       $162,739
                                                    ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                       $9,871         $3,680
  Accrued Liabilities                                    22,456         23,868
  Current portion of capital lease obligations              140            270
  Deferred revenues                                      16,569          9,827
                                                    ------------   ------------
          Total current liabilities                      49,036         37,645

Convertible debt                                         69,000         69,000
Capital lease obligations, net of current portion            --             25
Other                                                       282            337

STOCKHOLDERS' EQUITY:
  Preferred Stock: $.001 par value, 2,000,000
     shares authorized; no shares issued and
     outstanding at June 30, 1998                            --             --
  Common Stock:  $.001 par value, 50,000,000
     shares authorized; 26,005,683 shares at
     June 30, 1998 and 25,275,191 shares at
     December 31, 1997 issued and outstanding                26             25
  Additional paid-in-capital                             65,646         56,643
  Accumulated Deficit                                    (5,217)          (936)
                                                    ------------   ------------
          Total stockholders' equity                     60,455         55,732
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $178,773       $162,739
                                                    ============   ============

     See accompanying notes.

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended Six Months Ended
                                              June 30,          June 30,
                                          ----------------- -----------------
                                          1998     1997     1998     1997
                                          -------- -------- -------- --------
REVENUES
  License                                 $19,182  $16,893  $41,699  $31,919
  Service                                  18,560    9,117   32,323   16,614
                                          -------- -------- -------- --------
          Total revenues                   37,742   26,010   74,022   48,533
                                          -------- -------- -------- --------
COST OF REVENUES:
  License                                     115      182      319      302
  Service                                  10,937    4,975   18,249    9,019
                                          -------- -------- -------- --------
          Total cost of revenues           11,052    5,157   18,568    9,321
                                          -------- -------- -------- --------
GROSS MARGIN                               26,690   20,853   55,454   39,212
                                          -------- -------- -------- --------
OPERATING EXPENSES
  Sales and marketing                      16,191   10,674   30,317   20,336
  Research and development                  6,235    3,610   12,179    6,909
  General and administrative                2,860    2,037    5,862    3,756
  Acquired in-process
   research and development                 8,206      --     8,206      --
  Acquisition-related
   compensatory expense                     1,290      --     1,290      --
                                          -------- -------- -------- --------
          Total operating expenses         34,782   16,321   57,854   31,001
                                          -------- -------- -------- --------
INCOME (LOSS) FROM OPERATIONS              (8,092)   4,532   (2,400)   8,211
OTHER INCOME                                  213      390      424      757
                                          -------- -------- -------- --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                         (7,879)   4,922   (1,976)   8,968
PROVISION FOR INCOME TAXES                    121    1,817    2,305    3,314
                                          -------- -------- -------- --------
NET INCOME (LOSS)                         ($8,000)  $3,105  ($4,281)  $5,654
                                          ======== ======== ======== ========

NET INCOME (LOSS) PER BASIC SHARE          ($0.31)   $0.13   ($0.17)   $0.23
                                          ======== ======== ======== ========
NET INCOME (LOSS) PER DILUTED SHARE        ($0.31)   $0.12   ($0.17)   $0.22



BASIC-SHARES USED IN
 PER SHARE COMPUTATION                     25,666   24,265   25,525   24,230
                                          ======== ======== ======== ========
DILUTED-SHARES USED IN
 PER SHARE COMPUTATION                     25,666   26,141   25,525   26,178

     See accompanying notes

                            THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              SIX MONTHS ENDED
                                                                  June 30,
                                                       --------------------------
                                                       1998          1997
                                                       ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        ($4,281)       $5,654
  Adjustments to reconcile net income(loss)to net cash
     provided by operating activities:
     Acquired in-process research and development            8,206             --
     Acquisition-related compensatory expense                1,290             --
     Depreciation and amortization                           2,414         1,100
     Provision for sales allowances and
       doubtful accounts                                       696           449
    Changes in net assets and liabilities, net of acquisition --
       Increase in accounts receivable                      (4,322)       (4,777)
       Increase in prepaid expenses and other current assets
       Increase in other assets                             (2,889)         (942)
       Increase in other assets                             (1,170)       (1,040)
       Increase (decrease) in accounts payable and
          accrued liabilities                               (2,078)        2,493
       Increase (decrease) in long-term liabilities           (109)           39
       Increase  in deferred revenues                        5,850         1,132
                                                       ------------  ------------
          Net cash provided by operating activities          3,607         4,108
                                                       ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of short-term investments                       (51,741)       (2,949)
  Purchase of property and equipment                        (7,517)       (4,221)
  Cash acquired in Wayfarer acquisition                        101             --
                                                       ------------  ------------
          Net cash used in investing activities            (59,157)       (7,170)
                                                       ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                     4,058           638
  Payments on capital lease obligations                       (192)         (237)
                                                       ------------  ------------
          Net cash provided by financing activities          3,866           401
                                                       ------------  ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                  (51,684)       (2,661)
EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (190)          (14)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD              77,583        26,017
                                                       ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $25,709       $23,342
                                                       ============  ============

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

                                         (In thousands except per share data)
                                                       Six Months Ended
                                                          June 30,
                                                      -----------------
                                                      1998     1997
                                                      -------- --------
Revenues                                              $74,070  $49,034
Net Income                                             $1,517   $3,227
Basic earnings  per share                               $0.06    $0.13
Diluted earnings  per share                             $0.06    $0.12



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

                                           (In thousands except per share data)
                                         Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ----------------- -----------------
                                          1998     1997     1998     1997
                                          -------- -------- -------- --------
Net income (loss)                         ($8,000)  $3,105  ($4,281)  $5,654
Basic Earnings Per Share:
  Income (loss) available to
    common shareholders                   ($8,000)  $3,105  ($4,281)  $5,654

   Weighted average common
     shares outstanding                    25,666   24,265   25,525   24,230
                                          -------- -------- -------- --------
Basic earnings (loss) per share:           ($0.31)   $0.13   ($0.17)   $0.23
                                          -------- -------- -------- --------
Diluted Earnings Per Share:
  Income (loss) available to
    common shareholders                   ($8,000)  $3,105  ($4,281)  $5,654
   Weighted average common
     shares outstanding                    25,666   24,265   25,525   24,230
   Common stock equivalents                    --    1,876     --     1,948
                                          -------- -------- -------- --------
     Total weighted average common shares
       and equivalents                     25,666   26,141   25,525   26,178
                                          -------- -------- -------- --------
Diluted earnings (loss) per share:         ($0.31)   $0.12   ($0.17)   $0.22
                                          -------- -------- -------- --------


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

                                           (In thousands except per share data)
                                         Three Months Ended Six Months Ended
                                              June 30,          June 30,
                                          ----------------- -----------------
                                          1998     1997     1998     1997
                                          -------- -------- -------- --------
Net income (loss)                         ($8,000)  $3,105  ($4,281)  $5,654
Other Comprehensive income
       (loss), net of tax:
   Unrealized Currency gain (loss)           (142)      31     (114)      (8)
                                          -------- -------- -------- --------
Comprehensive income (loss)               ($8,142)  $3,136  ($4,395)  $5,646
                                          -------- -------- -------- --------

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

                                        Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ----------------- -----------------
                                          1998     1997     1998     1997
                                          -------- -------- -------- --------
REVENUES
  License                                    50.8%    64.9%    56.3%    65.8%
  Service                                    49.2%    35.1%    43.7%    34.2%
                                          -------- -------- -------- --------
          Total revenues                    100.0%   100.0%   100.0%   100.0%
                                          -------- -------- -------- --------
COST OF REVENUES:
  License                                     0.3%     0.7%     0.4%     0.6%
  Service                                    29.0%    19.1%    24.6%    18.6%
                                          -------- -------- -------- --------
          Total cost of revenues             29.3%    19.8%    25.0%    19.2%
                                          -------- -------- -------- --------
GROSS MARGIN                                 70.7%    80.2%    75.0%    80.8%
                                          -------- -------- -------- --------
OPERATING EXPENSES
  Sales and marketing                        42.9%    42.9%    53.8%    42.0%
  Research and development                   16.5%    14.7%    16.5%    14.2%
  General and administrative                  7.6%     7.8%     7.9%     7.7%
  Acquired in-process
   research and development                  21.7%      --     11.1%      --
  Acquisition-related
   compensatory expense                       3.4%      --      1.7%      --
                                          -------- -------- -------- --------
          Total operating expenses           92.2%    62.8%    78.2%    63.9%
                                          -------- -------- -------- --------
INCOME (LOSS) FROM OPERATIONS             (-21.5%)    17.4%  (-3.2%)    16.9%
OTHER INCOME                                  0.6%     1.5%     0.5%     1.6%
                                          -------- -------- -------- --------
INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                        (-20.9%)    17.9%  (-2.7%)    18.5%
PROVISION FOR INCOME TAXES                    0.3%     6.0%     3.1%     6.9%
                                          -------- -------- -------- --------
NET INCOME (LOSS)                         (-21.2%)    11.9%  (-5.8%)    11.6%
                                          ======== ======== ======== ========

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

Need to Expand Distribution Channels and Successfully Leverage Third Party Relationships. An important element of the Company's distribution strategy is to expand its direct sales force, to create additional relationships with third parties and to dedicate certain direct sales resources and leverage third party relationships to cover key vertical markets. An important element of the Company's strategy is to integrate its products with products from enterprise resource planning ("ERP") vendors. The Company is currently investing and intends to continue to invest, significant resources toward these strategies, which could adversely affect the Company's operating margins. In this regard, the Company has recently hired significant numbers of direct salespeople. Competition for salespeople is intense and there can be no assurance that the Company can retain its existing salespeople or that it can attract, assimilate and retain additional highly qualified salespeople in the future. The Company's distribution strategy also depends, in large part, on attracting and retaining beneficial third party relationships. There also can be no assurance that the Company will be able to attract and retain appropriate high- end integrators, resellers, other third party distributors or ERP vendors. The Company's agreements with these third parties are not exclusive and, in many cases, may be terminated by either party without cause. In addition, many of these third parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend the Company's products. There also can be no assurance that the Company will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers, other third party distributors or ERP vendors, or the failure to effectively identify key vertical markets, could have a material adverse effect on the Company's business, results of operations and financial condition.

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

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from the 20th century dates. As a result many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Although the Company believes that its systems are Year 2000 compliant, the Company utilizes third-party equipment and software that may not be Year 2000 compliant. Failure of such third-party equipment or software to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. The business, operating results and financial condition of the Company's customers could be adversely affected to the extent that they utilize third- party software products which are not Year 2000 compliant. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products and services such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition. The Vantive Enterprise has been designed to support dates well into the next century and to be Year 2000 compliant.
Failure of the software to operate properly with regard to Year 2000 and thereafter could require the Company to incur unanticipated expenses to address any problems, which could have a material adverse effect on the Company's business, operating results and financial condition.

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


Item 3: Defaults upon Senior Securities:

                Not Applicable.

Item 4: Submission of Matters to a Vote of Security Holders:

                The Company's Annual Meeting of Stockholders was held on May 5, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A. At the meeting, management's nominees for directors were elected. A summary of the nominees and voting results is as follows:

                                          Shares        Shares
Nominee                                  Voting For    Withheld
------------------------------           -----------  ----------
John R. Luongo                            21,046,360     31,250
Aneel Bhusri                              20,929,915    147,695
William Davidow                           21,046,460     31,150
Kevin Hall                                21,046,460     31,150
Raymond Ocampo                            21,044,960     32,650
Peter Roshko                              21,046,260     31,350

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