Form 10-Q
period 1998-09-30
VANTIVE CORP
filed 1998-11-16
CIK 947549

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                               Washington DC 20549

                                    FORM 10-Q

(Mark One)

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

                                       OR

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                         Commission File Number: 0-26592

                             THE VANTIVE CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               77-0266662

State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                              2455 AUGUSTINE DRIVE
                          SANTA CLARA, CALIFORNIA 95054
                                 (408) 982-5700

          (Address and telephone number of principal executive offices)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for the shorter period that the registrant was required to file these reports), and (2) has been subject to the filing requirements for the past 90 days.

                                YES   X    NO
                                     ---      ---

The number of shares of the Registrant's $0.001 par value Common Stock outstanding on November 11, 1998 was 26,235,795.

                             THE VANTIVE CORPORATION

                                    FORM 10-Q

                                TABLE OF CONTENTS

                                                                                        PAGE NO.
                                                                                        --------
PART I:  FINANCIAL INFORMATION

         Item 1:     Financial Statements (Unaudited)

                     Condensed Consolidated Balance Sheets as of                          3
                     September 30, 1998 and December 31, 1997

                     Condensed Consolidated Statements of Operations                      4
                     for the Three Months Ended September 30, 1998 and 1997, and
                     Nine Months Ended September 30, 1998 and 1997

                     Condensed Consolidated Statements of Cash Flows                      5
                     for the Nine Months Ended September 30, 1998 and 1997

                     Notes to Condensed Consolidated Financial Statements                 6

         Item 2:     Management's Discussion and Analysis of Financial                    9
                     Condition and Results of Operations

PART II: OTHER INFORMATION

         Item 1:     Legal Proceedings                                                   25
         Item 2:     Changes in Securities                                               25
         Item 3:     Defaults upon Senior Securities                                     25
         Item 4:     Submissions of Matters to a Vote of Security Holders                25
         Item 5:     Other Information                                                   25

         Item 6:     Exhibits and Reports on Form 8-K                                    25
         Signatures                                                                      27

PART I:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS


                             THE VANTIVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                   September 30,   December 31,
                                                                   -------------   ------------
                                                                        1998           1997
                                                                   -------------   ------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                         $  35,291      $  77,583
   Short-term investments                                               55,881         23,800
   Accounts receivable, net                                             41,480         33,295
   Prepaid expenses and other current assets                            14,197         11,896
                                                                   -------------   ------------
     Total current assets                                              146,849        146,574
   Property and equipment, net                                          22,366         12,465
   Other assets                                                          6,604          3,700
                                                                   =============   ============
TOTAL ASSETS                                                         $ 175,819      $ 162,739
                                                                   =============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $  11,031      $   3,680
   Accrued liabilities                                                  16,158         23,868
   Current portion of capital lease obligations                            437            270
   Deferred revenues                                                    15,271          9,827
                                                                   -------------   ------------
     Total current liabilities                                          42,897         37,645
   Convertible debt                                                     69,000         69,000
   Capital lease obligations, net of current portion                         2             25
   Other                                                                   227            337
STOCKHOLDERS' EQUITY:
   Preferred Stock:  $.001 par value, 2,000,000 shares authorized;
     no shares issued and outstanding at September 30, 1998                 --             --
   Common Stock:  $.001 par value, 50,000,000 shares authorized;
     26,131,763 shares at September 30, 1998 and 25,275,191 shares
     at December 31, 1997 issued and outstanding                            26             25
   Additional paid-in-capital                                           67,404         56,741
   Cumulative translation adjustment                                       517            (98)
   Accumulated deficit                                                  (4,254)          (936)
                                                                   -------------   ------------
     Total stockholders' equity                                         63,693         55,732
                                                                   =============   ============
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 175,819      $ 162,739
                                                                   =============   ============

                             THE VANTIVE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                                       --------------------------------       --------------------------------
                                                             1998             1997                 1998               1997
                                                         -----------       -----------        -------------     --------------
                                                         (unaudited)       (unaudited)         (unaudited)        (unaudited)
REVENUES:
   License                                                $ 21,736           $ 19,889           $ 63,435            $ 51,808
   Service                                                  19,940             11,199             52,263              27,813
                                                         ----------        -----------         ----------           ---------
     Total revenues                                         41,676             31,088            115,698              79,621
COST OF REVENUES:
   License                                                     537                210                856                 512
   Service                                                  10,902              6,444             29,151              15,463
                                                         ----------        -----------         ----------           ---------
     Total cost of revenues                                 11,439              6,654             30,007              15,975
                                                         ----------        -----------         ----------           ---------
GROSS MARGIN                                                30,237             24,434             85,691              63,646
OPERATING EXPENSES:
   Sales and marketing                                      17,744             11,811             48,061              32,147
   Research and development                                  7,803              4,689             19,982              11,598
   General and administrative                                3,059              2,413              8,921               6,169
   Acquired in-process research and development                 --             21,121              8,206              21,121
   Acquisition-related compensatory expense                    179                 --              1,469                  --
                                                         ----------        -----------         ----------           ---------
     Total operating expenses                               28,785             40,034             86,639              71,035
INCOME (LOSS) FROM OPERATIONS                                1,452            (15,600)              (948)             (7,389)
OTHER INCOME                                                    75                376                499               1,133
                                                         ----------        -----------         ----------           ---------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              1,527            (15,224)              (449)             (6,256)
PROVISION FOR INCOME TAXES                                     565              2,178              2,870               5,492
                                                         ----------        -----------         ----------           ---------
NET INCOME (LOSS)                                            $ 962         $  (17,402)          $ (3,319)          $ (11,748)
                                                         ----------        -----------         ----------           ---------
NET INCOME (LOSS) PER BASIC SHARE                           $ 0.04         $    (0.71)           $ (0.13)            $ (0.48)
                                                         ==========        ===========         ==========           =========
NET INCOME (LOSS) PER DILUTED SHARE                         $ 0.04         $    (0.71)           $ (0.13)            $ (0.48)
                                                         ==========        ===========         ==========           =========
BASIC - SHARES USED IN PER SHARE COMPUTATION                26,039             24,632             25,696              24,363
                                                         ==========        ===========         ==========           =========
DILUTED - SHARES USED IN PER SHARE COMPUTATION              26,747             24,632             25,696              24,363
                                                         ==========        ===========         ==========           =========

                             See accompanying notes

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                      1998            1997
                                                                                  -------------   -------------
                                                                                   (unaudited)     (unaudited)
                                                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                            $ (3,319)      $ (11,748)
 Adjustments to reconcile net loss to net cash provided by
   operating activities:
   Acquired in-process research and development                                         8,206          21,121
   Acquisition-related compensatory expense                                             1,290              --
   Depreciation and amortization                                                        4,019           1,829
   Provision for sales allowances and doubtful accounts                                   656             649
   Changes in net assets and liabilities -
      Increase in accounts receivable                                                  (9,041)         (8,469)
      Increase in prepaid expenses and other current assets                            (2,064)         (2,090)
      Increase in other assets                                                           (720)         (3,188)
      Increase (decrease) in accounts payable/accrued liabilities                      (5,527)          7,483
      Decrease in long-term liabilities                                                (2,268)            (89)
      Increase in deferred revenues                                                     4,552           1,097
                                                                                 -------------   -------------
                    Net cash provided  by (used in) operating activities               (4,216)          6,595
                                                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of short-term investments                                                   (32,078)         (2,942)
 Purchase of property and equipment                                                   (11,318)         (5,904)
                                                                                 -------------   -------------
                    Net cash used in investing activities                             (43,396)         (8,846)
                                                                                 -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of convertible debt                                                --          69,000
 Proceeds from issuance of common stock                                                 4,958           1,368
 Repurchase of common stock                                                                --              (2)
 Payments on capital lease obligations                                                   (252)           (237)
                                                                                 -------------   -------------
                    Net cash provided by financing activities                           4,706          70,129
                                                                                 -------------   -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (42,906)         67,878
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                   614             (39)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         77,583          26,017
                                                                                 =============   =============
CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $ 35,291        $ 93,856
                                                                                 =============   =============



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

     The unaudited consolidated financial statements included herein reflect all adjustments, which are in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results expected for any future periods.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents

     For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of certificates of deposit, money market accounts, treasury bills and commercial paper with a maturity of less than 90 days.

     Investments

     The Company accounts for its investments under the provision of Statement of Financial Accounting Standards No. 115 (SFAS 115), "Accounting for Certain Investments in Debt and Equity Securities." The Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost. The Company currently has the intent and believes it has the ability to hold these securities until maturity.


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

     Cost of license revenues includes the cost of royalties due on embedded third-party licenses, cost of product media, product duplication and manuals. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services.

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

Earnings per Share:

     Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the periods ended September 30, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and potential common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by weighted average number of common shares and common stock equivalents from outstanding stock options for the three month period ended September 30, 1998. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the nine months ended September 30, 1998, and the three and nine months ended September 30, 1997, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine months ended September 30, 1998 and 1997.

                                                               Three Months Ended September 30,      Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                   1998                  1997             1998              1997
                                                               ------------         -----------       --------------   -------------
Net income (loss)                                                  $ 962             $ (17,402)         $ (3,319)       $ (11,748)

Basic Earnings Per Share:
             Income (loss) available to common shareholders        $ 962             $ (17,402)         $ (3,319)       $ (11,748)
             Weighted average common shares outstanding           26,039                24,632            25,696           24,363
Basic earnings (loss) per share                                   $ 0.04               $ (0.71)         $  (0.13)       $   (0.48)

Diluted Earnings Per Share:
             Income (loss) available to common shareholders        $ 962             $ (17,402)         $ (3,319)       $ (11,748)
             Weighted average common shares outstanding           26,039                24,632            25,696           24,363
             Common stock option grants                              708                     -                 -                -
Total weighted average common shares and equivalents              26,747                24,632            25,696           24,363
Diluted earnings (loss) per share                                 $ 0.04               $ (0.71)         $  (0.13)       $   (0.48)


     Approximately 1.4 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share for the nine months ended September 30, 1998, as a result of their anti-dilutive effect due to the reported loss. Approximately 2.0 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share for the quarter and nine months ended September 30, 1997 as a result of their anti-dilutive effect due to the reported loss. Approximately 1.6 million shares of convertible debt securities and the related interest expense were excluded for all periods, as such inclusion would be anti-dilutive.

Stock Option Repricing Program:

     Effective as of October 30, 1998, the Compensation Committee of the Company's Board of Directors authorized employees the right to exchange certain outstanding stock options for option grants with an exercise price of $7.3125 per share (the fair market value on October 30, 1998), provided that such employees made the election to convert by that date. In connection with the reprice, option holders who exchange their options will not be permitted to exercise any exchanged options for a six-month period beginning on the effective date of the exchange.

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


Comprehensive Income

     Financial Accounting Standards Board issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and l osses) in a full set of general-purpose financial statements. The following table reconciles the reported results of the three months and nine months ended September 30, 1998 and 1997 to comprehensive income under the provisions of SFAS 130.

                                                  Three Months Ended September 30,        Nine Months Ended September 30,
                                                      1998              1997                      1998            1997
                                                  -----------------------------------------------------------------------
Net income (loss)                                   $   962          $ (17,402)             $    (3,319)       $ (11,748)
 Other Comprehensive income ( loss), net of tax
    Unrealized Currency Gain (Loss)                 $   507              $ (16)             $       392        $     (24)
                                                  ------------------------------           ------------------------------
 Comprehensive Income (Loss)                        $ 1,469          $ (17,418)             $    (2,927)       $ (11,772)
                                                  ==============================           ==============================

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" which changes the way public companies report information about operating segments. SFAS No. 131, which is based on the management approach to segment reporting, establishes requirements to report entity wide disclosures about products and services, major customers and the material countries in which the entity holds assets and reports revenue. The Company will adopt SFAS No. 131 in the fiscal year ended 1998. Management believes the adoption of SFAS No. 131 will not have a material effect on the consolidated financial statements.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             THE VANTIVE CORPORATION

OVERVIEW


     The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company's suite of products addresses the front-office automation market and is called the Vantive Enterprise. The Vantive Enterprise consists of the following applications:
Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The Company made available Vantive 8 in the second quarter of 1998, which contains significant enhancements including the integration of Vantive Inventory and Vantive Procurement and the global Vantive Enterprise with the addition of the Partner Desktop feature. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access applications. Most of the Company's revenues to date have resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include customer support, consulting and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for approximately 18.0% and 11.8% of total revenues for the quarters ended September 30, 1998 and 1997, respectively, and accounted for approximately 17.6% and 12.6% of total revenues for the nine months ended September 30, 1998 and 1997, respectively. Because concurrent user fees are not application specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. During the quarter ended September 30, 1998, no customer accounted for over 10% of total revenues. However, during the quarter ended September 30, 1997, one customer accounted for approximately 16% of total revenues. During the first nine months ended September 30, 1998 and 1997, no customer accounted for over 10% of total revenues. As significant sales to a particular end user customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer, however the Company has derived recurring revenues from customers who use the Company's products to deliver software services to other customers.

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

RESULTS OF OPERATIONS

The following table sets forth the percentages that income statement items are to total revenues for the three and nine months ended September 30, 1998 and 1997.

                                                          Three Months Ended          Nine Months Ended
                                                             September 30,               September 30,
                                                          ------------------          ------------------
                                                          1998         1997           1998         1997
                                                         -------------------         -------------------
REVENUES:
  License                                                 52.2%        64.0%          54.8%        65.1%
  Service                                                 47.8%        36.0%          45.2%        34.9%
                                                         -------------------         -------------------
    Total revenues                                         100%         100%           100%         100%

COST OF REVENUES:
  License                                                  1.2%         0.7%           0.7%         0.6%
  Service                                                 26.1%        20.7%          25.2%        19.4%
                                                         -------------------         -------------------
    Total cost of revenues                                27.3%        21.4%          25.9%        20.0%
                                                         -------------------         -------------------
GROSS MARGIN                                              72.7%        78.6%          74.1%        80.0%

OPERATING EXPENSES:
  Sales and marketing                                     42.8%        38.0%          41.5%        40.4%
  Research and development                                18.7%        15.1%          17.3%        14.6%
  General and administrative                               7.3%         7.8%           7.7%         7.7%
  Acquired in-process research and development              --         67.9%           7.1%        26.5%
  Acquisition-related compensatory expense                 0.4%        --              1.3%        --
                                                         -------------------         -------------------
    Total operating expenses                              69.2%       128.8%          74.9%        89.2%

INCOME (LOSS) FROM OPERATIONS                              3.5%       -50.2%          -0.8%        -9.2%

OTHER INCOME                                               0.2%         1.2%           0.4%         1.4%
                                                         -------------------         -------------------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES            3.7%       -49.0%          -0.4%        -7.8%

PROVISION FOR INCOME TAXES                                 1.4%         7.0%           2.5%         6.9%
                                                         -------------------         -------------------
NET INCOME (LOSS)                                          2.3%       -56.0%          -2.9%       -14.7%
                                                         ===================         ===================

REVENUES

     License. The Company increased its license revenues by 9.3% to $21.7 million from $19.9 million for the three months ended September 30, 1998 and 1997, respectively, and by 22.4% to $63.4 million from $51.8 million in the first nine months ended September 30, 1998 and 1997, respectively. The increase in license revenues was due to market growth for the Company's products. The Company does not believe that the historical growth rates of license revenues will necessarily be sustainable or are indicative of future results.

     Service. Service revenues are primarily comprised of fees from consulting, customer support and, to a lesser extent, training services. Service revenues increased by 78.1% to $19.9 million from $11.2 million for the three months ended September 30, 1998 and 1997, respectively, and by 87.9% to $52.3 million from $27.8 million in the first nine months ended September 30, 1998 and 1997, respectively. The increase in service revenues was primarily due to the increased demand for consulting, customer support and, to a lesser extent, training services associated with sales of the Company's applications. As the Company implements its strategy of encouraging third party organizations such as systems integrators to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease, but demand for consulting services provided by the Company has continued to grow even while the Company has pursued this strategy. The Company does not believe that the historical growth rates of service revenues will necessarily be sustainable or are indicative of future results.

COST OF REVENUE

     License. Cost of license revenues includes the cost of royalties due on embedded third-party licenses, cost of product media, product duplication and manuals. Cost of license revenues increased by 155.7% to $537,000 or 2.5% of the related license revenues from $210,000 or 1.1% of related license revenues for the three months ended September 30, 1998 and 1997, respectively. The increase in cost of license revenues in absolute dollars and as a percentage of the related license revenues was primarily due to the increase in volume shipments of the Company's software applications and the royalties due on embedded third-party licenses. The cost of license revenues increased by 67.2% to $856,000, or 1.3% of the related license revenues from $512,000 or 1.0% of related license revenues in the first nine months ended September 30, 1998 and 1997, respectively. The increase in absolute dollars was primarily attributed to the increases in volume shipments of the Company's software applications and royalties due on embedded third-party licenses.

     Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased by 69.2% to $10.9 million, or 54.7% of the related service revenues from $6.4 million, or 57.5% of related service revenues for the quarters ended September 30, 1998 and 1997, respectively. The decrease in cost of service revenue as a percentage of total service revenue in the quarter ended September 30, 1998 was primarily due to an overall increase in customer support revenues. Cost of service revenues increased by 88.5% to $29.2 million, or 55.6% of the related service revenues from $15.5 million, or 55.6% of the related service revenues in the first nine months ended September 30, 1998 and 1997, respectively. The increase in absolute dollars was due primarily to increases in consulting, support and training personnel and third-party service providers during these periods. The cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

OPERATING EXPENSES

     SALES AND MARKETING. Sales and marketing expenses increased by 50.2% to $17.7 million, or 42.8% of total revenues from $11.8 million, or 38.0% of total revenues for the quarters ended September 30, 1998 and 1997, respectively. Sales and marketing expenses increased by 49.5% to $48.1 million, or 41.5% of total revenues from $32.2 million, or 40.4% of total revenues in the nine months ended September 30, 1998 and 1997, respectively. This increase in absolute dollars was primarily related to the expansion of the Company's sales force and marketing activities, increased expenses as a result of the increase in sales related headcount, and increased marketing activities, including trade show, direct mail and other promotional expenses. The Company plans to continue to invest in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase both in absolute dollars and as a percentage of revenues over the coming year.


     RESEARCH AND DEVELOPMENT. Research and development expenses increased by 66.4% to $7.8 million, or 18.7% of total revenues from $4.7 million, or 15.1% of total revenues for the quarters ended September 30, 1998 and 1997, respectively. Research and development expenses increased by 72.3% to $19.9 million, or 17.3% of total revenues from $11.6 million, or 14.6% of total revenues in the nine months ended September 30, 1998 and 1997, respectively. Research and development expenses increased in absolute dollars and as percentage of total revenues primarily as a result of an increase in personnel, acquisition of Wayfarer Communications Corp., and outside contractors to support the Company's product development activities. Over the coming years, the Company plans to continue to invest in research and development. As a result, research and development expenses are anticipated to increase in absolute dollars over the coming year.

     Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally-generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all internally-generated software development costs to research and development expense.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by 26.7% to $3.1 million, or 7.3% of total revenues from $2.4 million or 7.8% of total revenues in the quarters ended September 30,1998 and 1997, respectively. General and administrative expenses increased by 44.7% to $8.9 million, or 7.7% of total revenues from $6.2 million, or 7.7% of total revenues in the first nine months ended September 30, 1998 and 1997, respectively. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars over the coming year.


     PROVISION FOR INCOME TAXES. The Company's provision for state, federal and foreign income taxes was $565,000 and $2.2 million for the quarters ended September 30, 1998 and 1997, respectively, based upon an estimated effective tax rate of 37% for both periods. The Company's provision for state, federal and foreign income taxes was $2.8 million and $5.5 million in nine months ended September 30, 1998 and 1997, respectively, based upon an estimated effective tax rate of 37% for both periods. The estimated effective tax rates are stated as a percentage of pre-tax income before the effect of charges for acquired in-process research and development projects.


ACQUIRED RESEARCH & DEVELOPMENT.

     ICC. Innovative Computer Concepts, Inc. ("ICC") was acquired in the quarter ended September 30, 1997 in a transaction accounted for under the purchase method of accounting. The Company acquired in-process research and development related to a client/server-based spare parts, inventory and procurement application. At the time of the acquisition, ICC was a development-stage company located in Manchester, New Hampshire. ICC was founded in 1994 with the intent of designing and marketing a client/server spare parts, inventory and procurement management software system.

     At the time of the acquisition, ICC's in-process research and development value was comprised of several individual on-going projects which included (1) a client/server object-oriented application server architecture; (2) a transaction bus; (3) an event logger; (4) a transaction processor; (5) a business rule engine; (6) an object/relational data layer; and (7) productivity tools. These projects had not yet reached technological feasibility at the time of the acquisition.

     The remaining efforts necessary to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, scalability verification, and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical, and economic performance requirements. The Company has successfully developed the acquired in-process research and development and is currently benefiting from the license sales of the Vantive Inventory and Procurement applications.

     The acquired in-process research and development was valued at $21.1 million by an independent appraiser. This valuation was predicated on the determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that ICC had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use other than as a software application. The value is attributable solely to the development efforts completed as of the acquisition date.

     The income approach was the primary technique utilized in calculating purchased research and development. This approach included, but was not limited to, an analysis of (1) the market for ICC products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, independent analyst reports, acquiring and target company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar public companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative ("SG&A") expenses as a result of the acquisition. Because ICC was a development stage enterprise, the Company did not anticipate any expense reductions/synergies as a result of the acquisition. The basis of the acquisition was to enhance the Company's competitive position by increasing the scope of its product offerings.

     Cash flows from license and services revenue obtained from the combined ICC-derived technology and Vantive products whose sales the Company believes were dependent upon the Company being able to offer the ICC-derived technology (together, the "Combined Revenues") were estimated to be approximately $360 million over five years assuming the successful completion and market acceptance of the ICC technology in conjunction with the Vantive products. The Combined Revenues were expected to peak in 1999 and then decline as other new products and technologies are expected to enter into the market. The Company offers its products both as a suite and as single applications, and derives concurrent user fees which are not necessarily application specific. As a result, the Company cannot determine precisely the breakdown of revenues attributable to specific applications for customers who have purchased more than one application. However, the Company believes that the Combined Revenues generated to date have been below the assumptions used in the analysis due to the decline of the overall growth rates assumed for the industry.

     Growth rates assumed in the analysis for the Combined Revenues were based upon external market expectations for growth in the overall Front Office Market segment at the time of the acquisition. For the nine months ended September 30, 1998, the Company's overall revenue growth was materially less than the growth assumed in the analysis and the Company anticipates this trend to continue based upon the current market outlook. These lowered market expectations are consistent with projections made by other vendors in the ERP and Front Office Automation markets. As a result of the lower-than-anticipated overall growth, the Company is experiencing lower growth in Combined Revenues and receiving less return on its investment than anticipated in its analysis. Although lower-than-anticipated overall growth has had an adverse effect on the Company's results of operations, the Company believes that its investment in ICC has contributed materially to its overall revenues and earnings.

     Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from ICC; however, the Company does maintain a dedicated facility in New Hampshire and has numerous consulting and training resources dedicated to support the Vantive Inventory and Procurement modules. The Company currently believes that expenses associated with completing the purchased in-process research and development and integrating the technology with the Company's existing products are approximately consistent with the Company's estimates used in its analysis, and that completion dates for the various individual on-going projects discussed above have concurred with projections at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or SG&A expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 40 percent was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates were consistent with ICC's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

     The forecast used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

     Currently, approximately 80 percent of the Company's Field Service specific sales include the ICC-derived inventory and procurement modules. This is consistent with the original expectations for the Field Service Product. Sales of the Company's HelpDesk and Sales Force Automation applications have been less impacted by the availability of the ICC derived spare parts inventory and procurement modules. This metric is expected to increase over time as the Company has completed the integration of the inventory and procurement components with HelpDesk and Sales Force Automation. The Company's Field Service modules, in conjunction with the inventory and procurement modules are competitive product offerings.

     If sales of the Combined Revenues are unsuccessful, the profitability may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors and other factors discussed herein (See "Business Risks").


     WAYFARER. A majority interest in Wayfarer Communications Corp. ("Wayfarer") was acquired in the quarter ended June 30, 1998 in a transaction accounted for under the purchase method of accounting. The Company acquired in-process research and development related to the creation of a web-browser front end which would be used in conjunction with a new technology designed to distribute, leverage and make use of the knowledge, resources, and information that companies had stored in their ERP and front office automation systems. At the time of the acquisition, Wayfarer was a development-stage company located in Mountain View, California.

     At the time of the acquisition, Wayfarer's in-process research and development value was comprised of several individual on-going projects which related to the technology associated with the development of (1) a user interface; (2) a monitor for internal and external Web pages; (3) an application for the construction of modules that track information from internal corporate information sources and various ERP systems; and (4) a server based tool. These projects had not yet reached technological feasibility at the time of the acquisition.

     The remaining efforts necessary to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, scalability verification, and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical, and economic performance requirements.

     The acquired in-process research and development was valued at $9.2 million by an independent appraiser. This valuation was predicated on the determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that Wayfarer had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use. The value is attributable solely to the development efforts completed as of the acquisition date. The Company expensed $8.2 million of the acquired in-process research and development. This amount represents the 89% majority interest purchased in the quarter ended June 30, 1998. The Company intends to apply the purchase method of accounting principles for the acquisition of the remaining minority interest and allocate the purchase price paid to the fair market value of net assets acquired at that time.

     The remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress will occur over the next 3-9 months, at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to be obtained from working capital. Expenditures to complete these projects are expected to total approximately $1.1 million over the remainder of the fiscal year 1998 and the first quarter of 1999. These estimates are subject to change, given the uncertainties of the development process, and no assurance can be given that deviations from these estimates will not occur.

     The income approach was the primary technique utilized in calculating purchased research and development. This approach included, but was not limited to, an analysis of (1) the market for Wayfarer products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, acquiring and target company records, and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in SG&A expenses as a result of the acquisition. Because Wayfarer was a development stage enterprise, the Company did not anticipate any expense reductions/synergies as a result of the acquisition. The basis of the acquisition was to enhance the Company's competitive position by increasing the scope of its product offerings.

     Cash flows from license and services revenue obtained from Vantive's ability to offer Wayfarer's information distribution capabilities, the Web-enabled architecture, and an innovative "dashboard environment" interface, were estimated to be approximately $140 million over five years after the initial release, assuming the successful completion and market acceptance of the products incorporating Wayfarer technology. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies are expected to enter into the market.


     Growth rates assumed in the analysis for the in-process technology were based upon external market expectations for growth in the overall Front Office Market segment at the time of the acquisition. Since the time of the acquisition, the market expectations have been lowered for the overall Front Office Market segment and as a consequence, the growth rates used in the analysis may not be met. These lowered market expectations are consistent with projections made by other vendors in the ERP and Front Office Automation markets. As a result of the lower-than-anticipated overall growth, the Company may experience lower growth attributed to the in-process technology and receive less return on its investment than anticipated in its analysis. However, the Company believes that its investment in the in-process technology will contribute to its overall revenues and earnings.

     Expenses were estimated based on Wayfarer's internally generated projections, on Vantive data, on discussions with management regarding anticipated margin trends, and by examining similar companies within the software industry. Expenses (excluding research and development) utilized in the analysis average approximately 67 percent of revenues through the forecasted time horizon. Research and development expenditures were expected to approximate 15 percent of the revenues for the forecasted time horizon.

     The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of approximately 27 percent was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates are commensurate with Wayfarer's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and, the uncertainty of technological advances that are indeterminable at this time.

     The forecast used in valuing the in-process research and development were based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

     The Company believes that the assumptions used in the forecasts were reasonable at the time of the acquisition. No assurance can be given that the underlying assumptions used to estimate expected project sales, development costs or profitability, or the events associated with such projects, will transpire as anticipated. The Company's assumptions may be incomplete or inaccurate, and unanticipated events and circumstances are likely to occur. For these reasons, actual results may vary from the projected results.

     As of September 30, 1998, Wayfarer's results have not differed significantly from the forecast assumptions. Wayfarer engineering personnel continue to work toward the completion of the in-process projects. The majority of the projects are on schedule within two to three months of planned releases. The Company's research and development expenditures since the Wayfarer acquisition have not differed materially from expectations. As the acquired in-process research and development technologies have not yet been released, revenues attributable to the in-process technologies have not yet begun to materialize. The risks associated with these efforts are still considered high and no assurance can be made that products derived from the Wayfarer technology will meet market expectations.

     Management expects to continue its support of these efforts and believes the Company will successfully complete the research and development projects. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

     If these projects are unsuccessful, the sales and profitability of the combined company may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors and the other factors discussed herein (See "Business Risks").



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

     International Operations, Foreign Currency Fluctuations. International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 23% and 14% of the Company's revenue in the quarter ended September 30, 1998 and 1997, and 26% and 14% of the Company's revenue in the nine months ended September 30, 1998 and 1997, respectively. International revenues increased by 109% for the quarter ended September 30, 1998 compared to quarter ended September 30, 1997 and by 172% for the nine months ended September 30, 1998 compared to nine months ended September 30, 1997, demonstrating the increased acceptance of Vantive's front office automation products internationally and the Company's increased international marketing and sales efforts. The majority of this international revenue has come from Europe. The Company believes that its continued growth and profitability will require further expansion of its international operations. The majority of the Company's revenues are denominated in the subsidiaries' functional currency and as a result, the Company has no material unhedged monetary assets, liabilities, or commitments denominated in currencies other than the operation's functional currency. Further, the Company has not hedged against any monetary assets or liabilities denominated in currencies other than the operation's functional currency. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and the Company's business, results of operations and financial condition could be materially adversely affected.

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

     The Company has not been significantly affected by the recent unfavorable economic conditions in certain Asian, Pacific Rim, and Latin American countries. If the economic conditions in these markets do not improve however, this may have a materially adverse effect on the Company's business, results of operations, and financial condition.

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

     Anti-Takeover Effects of Restated Certificate of Incorporation, Bylaws and Delaware Law. Certain provisions of the Company's Restated Certificate of Incorporation and Bylaws and of Delaware law could discourage potential acquisition proposals and could delay or prevent a change in control of the Company. Such provisions could diminish the opportunities for a stockholder to participate in tender offers, including tender offers at a price above the then current market value of the Common Stock. Such provisions may also inhibit increase in the market price of the Common Stock that could result from takeover attempts. In addition, the Restated Certificate of Incorporation authorizes 2,000,000 shares of undesignated preferred stock. The Board of Directors of the Company, without further stockholder approval, may issue this preferred stock with such terms as the Board of Directors may determine, which could have the effect of delaying or preventing a change in control of the Company. The issuance of preferred stock could also adversely affect the voting power of the holders of Common Stock, including the loss of voting control. Such preferred stock could be utilized to implement, without stockholder approval, a stockholders' right plan that could be triggered by certain change in control transactions, which could delay or prevent a change in control of the Company or could impede a merger, consolidation, takeover or other business Combination involving the Company, or discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. The Company's Bylaws and indemnity agreements provide that the Company will indemnify officers and directors against losses that they may incur in legal proceedings resulting from their service to the Company. In addition, the Restated Certificate of Incorporation and Bylaws eliminate the right of stockholders to take action by written consent. Moreover, Section 203 of the Delaware General Corporation Law restricts certain business combinations with "interested stockholders" as defined by that statute. The provisions of the Restated Certificate of Incorporation and Bylaws and of Delaware law are intended to encourage potential acquirers to negotiate with the Company and allow the Board of Directors the opportunity to consider alternative proposals in the interest of maximizing stockholder value. However, such provisions may also have the effect of discouraging acquisition proposals or delaying or preventing a change in control of the Company, which in turn may have an adverse effect on the market price of the Company's Common Stock.

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

     Dependence on Licensed Technology. Vantive licenses technology on a non-exclusive basis from several businesses for use with its products and anticipates that it will continue to do so in the future. The inability of the Company to continue to license these products or to license other products for use with its products or substantial increases in royalty payments under these third party licenses could have a material adverse effect on its business, results of operations and financial condition. In addition, the effective implementation of the Com-pany's products depends upon the successful operation of these licensed products in conjunction with the Company's products and therefore any undetected errors in such licensed products may prevent the implementation or impair the functionality of the Company's products, delay new product introductions and/or injure the Company's reputation. Such problems could have a material adverse effect on the Company's business, results of operations and financial condition.

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

     Policing unauthorized use of the Company's products is difficult and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to as great an extent as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. The Company is not aware that any of its products infringe the proprietary rights of third parties, although the Company has in the past and may in the future, receive communications alleging possible infringement of third party intellectual property rights. The Company expects that software product developers will increasingly be subject to infringe-ment claims as the number of products and competitors in the Company's target markets grows and the functionality of products in such markets overlaps. Any such claims, with or without merit, could be time--consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensin g agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, results of operations and financial condition.

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

     Year 2000 Compliance. As is true for most companies, the Year 2000 computer issue creates a risk for Vantive. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The risk for Vantive exists in four areas: systems used by the Company to run it's business, systems used by the Company's suppliers, potential warranty or other claims from Vantive's customers, and the potential reduced spending by other companies on front office automation software as a result of significant information systems pending on Year 2000 remediation. The Company is currently evaluating its exposure to all of these areas.

     Vantive is in the process of conducting a comprehensive inventory and evaluation of the information systems used to run its business. For the Year 2000 non-compliance issues identified to date, the cost of remediation is not expected to be material to the Company's operating results.

     The Company believes its current products are Year 2000 compliant; however, since all customer situations cannot be anticipated, particularly those involving third party products, Vantive may see an increase in warranty and other claims as a result of the Year 2000 transition. In addition, litigation in general for the industry regarding Year 2000 compliance issues may escalate. For these reasons, the impact of customer claims could have a material adverse impact on the Company's results of operations or financial condition.

     Year 2000 compliance is an issue for virtually all businesses, whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information systems' spending to fund such upgrades and modifications and divert spending away from front office automation software. Such changes in customers' spending patterns could have a material adverse impact on the Company's sales, operating results or financial condition.


FINANCIAL CONDITION

     Total assets as of September 30, 1998 increased by 8.0%, or $13.1 million from December 31, 1997. The combined balance of cash and cash equivalents decreased by $10.2 million primarily due to payment of liabilities from acquisition of Wayfarer. Net property and equipment increased $9.9 million primarily due to capital investments associated with supporting the growth of the Company's business during this period.

     Total current liabilities as of September 30, 1998 increased by 14.0%, or $5.3 million from December 31, 1997. The increase was primarily due to increases in accounts payable of $7.3 million and deferred revenues of $5.4 million, offset by a decrease in accrued liabilities of $7.7 million. The increase in accounts payable is primarily due to increased business activities and the increase in deferred revenues is primarily due to deferrals associated with higher volume of revenues related to post-contract support.


LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used cash of $4.2 million in the nine months ended September 30, 1998. The primary use of these funds was an increase in accounts receivable and prepaid expenses and other assets and a decrease in accounts payable and other accrued liabilities. This is partially offset by the net income from operations after the write-off of acquired in-process research and development costs. Operating activities provided cash of $6.6 million in the nine months ended September 30, 1997. The primary source of these funds was net income from operations after the write-off of acquired in-process research and development costs, an increase in accounts payable and other accrued liabilities.

     Investing activities used cash of $43.3 million and $8.8 million in the nine months ended September 30, 1998 and 1997, respectively, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

     Financing activities provided cash of $4.6 million in the nine months ended September 30, 1998. The primary source of these funds was proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations. Financing activities provided cash of $70.1 million in the nine months ended September 30, 1997. The primary source of these funds was proceeds from the issuance of convertible debt of $69.0 million and common stock pursuant to the exercise of outstanding stock options, partially offset by payments on capital lease obligations.

     On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes due 2002 to certain investors and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the Company's option, if and when the share price exceeds $41.93 per share. The Company has used the proceeds primarily for operating activities and equipment purchases.

     At September 30, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $91.2 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.


PART II: OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS:

               Not  Applicable.

ITEM 2:  CHANGES IN SECURITIES:

               Not  Applicable.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES:

               Not  Applicable.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:


               Not  Applicable

ITEM 5:  OTHER INFORMATION:

               Not  Applicable.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K:

          A.   Exhibits

         *         3.1     Form of Agreement and Plan of Merger between The Vantive Corporation, a California corporation, and The Vantive Corporation, a Delaware corporation.
         *         3.2     Bylaws.
         =         4.1     Declaration of Registration Rights made on August 31, 1997 by the Company for the benefit of the holders of Common Stock of Innovative Computer Concepts, Inc.
         *        10.1     Form of Indemnity Agreement for officers and directors.
         *        10.2     1991 Stock Option Plan, as amended.
         *        10.3     1995 Outside Directors Stock Option Plan.
         *        10.4     1995 Employee Stock Purchase Plan.
         *        10.5     Offer Letter dated May 21, 1993 between the Company and John R. Luongo.
         *        10.6     Offer Letter dated April 6, 1995 between the Company and John M. Jack.

         *+       10.7     Value Added Reseller License Agreement dated October 5, 1993 by and between Inference Corporation and the Company.
         *+       10.8     Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies
                           Corporation doing business as Summit Software Company and the Company.
         *+       10.9     International VAR Agreement dated March 26, 1992 between Oracle Corporation and the Company, as amended.
         #        10.9.1   International VAR Agreement dated June 28, 1996 between Oracle Corporation and the Company, as amended.
         *+       10.10    Value Added Remarketer Agreement dated December 20, 1991 between Sybase, Inc. and the Company, as amended.
         *+       10.11    Application Bridge API VAR License Agreement dated January 22, 1993 between the Company and Prospect
                           Software, Inc.
         *+       10.12    Compensation Letter dated May 10, 1995 between the Company and John R. Luongo.
         *        10.13    Lease Agreement dated January 13, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA
                           dated July 20, 1977 (John Arrillaga Separate Property Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
         #        10.14    Lease Agreement dated September 4, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA
                           dated July 20, 1977 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor
                           Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
         **       10.15    Agreement and Plan of Merger dated August 13, 1997 by and among The Vantive Corporation, Igloo
                           Acquisition Corporation and Innovative Computer Concepts, Inc. as amended.
         @        10.16    Lease Agreement dated June 22, 1998 between Augustine Partners, LLC and the Company.
         @        10.17    Offer Letter dated July 31, 1998 between the Company and Leonard Le Blanc.
                  27.1     Financial Summary Table

----------------------------

* Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.
+    Confidential Treatment has been granted for portions of this exhibit.
#    Previously filed in the Report on Form 10-K filed on March 31, 1997.
** Previously filed in the Company's Report on Form 8-K filed on September 26, 1997 and on Form 8-K/A filed on November 4, 1997.
@ Previously filed in the Company's Report on Form 8-K/A filed on September 14, 1998.
= Incorporated by reference from the Company's Registration Statement (No. 333-36547), declared effective on November 4, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE VANTIVE CORPORATION



Dated:  November 13, 1998              By: /s/ Leonard Le Blanc
                                           --------------------------------
                                           Leonard Le Blanc
                                           Chief Financial Officer


Dated:  November 13, 1998              By: /s/ Michael M. Loo
                                           --------------------------------
                                           Michael M. Loo
                                           Vice President, Finance
                                          (Principal Accounting Officer)

                               INDEX TO EXHIBITS

        Exhibit
        Number                                                            Description
        -------                                                           -----------
         *         3.1     Form of Agreement and Plan of Merger between The Vantive Corporation, a California corporation, and The Vantive Corporation, a Delaware corporation.
         *         3.2     Bylaws.
         =         4.1     Declaration of Registration Rights made on August 31, 1997 by the Company for the benefit of the holders of Common Stock of Innovative Computer Concepts, Inc.
         *        10.1     Form of Indemnity Agreement for officers and directors.
         *        10.2     1991 Stock Option Plan, as amended.
         *        10.3     1995 Outside Directors Stock Option Plan.
         *        10.4     1995 Employee Stock Purchase Plan.
         *        10.5     Offer Letter dated May 21, 1993 between the Company and John R. Luongo.
         *        10.6     Offer Letter dated April 6, 1995 between the Company and John M. Jack.
         *+       10.7     Value Added Reseller License Agreement dated October 5, 1993 by and between Inference Corporation and the Company.
         *+       10.8     Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies
                           Corporation doing business as Summit Software Company and the Company.
         *+       10.9     International VAR Agreement dated March 26, 1992 between Oracle Corporation and the Company, as amended.
         #        10.9.1   International VAR Agreement dated June 28, 1996 between Oracle Corporation and the Company, as amended.
         *+       10.10    Value Added Remarketer Agreement dated December 20, 1991 between Sybase, Inc. and the Company, as amended.
         *+       10.11    Application Bridge API VAR License Agreement dated January 22, 1993 between the Company and Prospect
                           Software, Inc.
         *+       10.12    Compensation Letter dated May 10, 1995 between the Company and John R. Luongo.
         *        10.13    Lease Agreement dated January 13, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA
                           dated July 20, 1977 (John Arrillaga Separate Property Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
         #        10.14    Lease Agreement dated September 4, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA
                           dated July 20, 1977 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor
                           Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
         **       10.15    Agreement and Plan of Merger dated August 13, 1997 by and among The Vantive Corporation, Igloo
                           Acquisition Corporation and Innovative Computer Concepts, Inc. as amended.
         @        10.16    Lease Agreement dated June 22, 1998 between Augustine Partners, LLC and the Company.
         @        10.17    Offer Letter dated July 31, 1998 between the Company and Leonard Le Blanc.
                  27.1     Financial Summary Table

----------------------------

* Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.
+    Confidential Treatment has been granted for portions of this exhibit.
#    Previously filed in the Report on Form 10-K filed on March 31, 1997.
** Previously filed in the Company's Report on Form 8-K filed on September 26, 1997 and on Form 8-K/A filed on November 4, 1997.
@ Previously filed in the Company's Report on Form 8-K/A filed on September 14, 1998.
= Incorporated by reference from the Company's Registration Statement (No. 333-36547), declared effective on November 4, 1997.