Form 10-K
period 1998-12-31
VANTIVE CORP
filed 1999-03-31
CIK 947549

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998       COMMISSION FILE NUMBER 0-26542

                            THE VANTIVE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      77-0266662
       (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

             2455 AUGUSTINE DRIVE                                  95054
           SANTA CLARA, CALIFORNIA                               (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (408) 982-5700
        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE
          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.001 PAR VALUE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (sec. 229.405 of this chapter) is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of the Common Stock on March 19, 1999, as reported on NASDAQ National Market was approximately $235,764,150. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliates status is not necessarily a conclusive determination for other purposes.

     The number of shares of the registrant's $0.001 par value Common Stock outstanding on March 19, 1999 was 26,435,501.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III incorporates by reference from the definitive proxy statement for the registrant's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                              PAGE
                                                              ----
PART I......................................................    1
  Item 1.   Business........................................    1
  Item 2.   Properties......................................   15
  Item 3.   Legal Proceedings...............................   15
  Item 4.   Submission of Matters to a Vote of Securities
     Holders................................................   15
PART II.....................................................   16
  Item 5.   Market Price of and Dividends on the
             Registrant's Common Stock and Related
             Stockholder Matters............................   16
  Item 6.   Selected Consolidated Financial Data............   17
  Item 7.   Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.....................................   19
  Item 7A. Quantitative and Qualitative Disclosures About
  Market Risk...............................................   28
  Item 8.   Financial Statements and Supplementary Data.....   38
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............   38
PART III....................................................   39
  Item 10.  Directors and Executive Officers of the
     Registrant.............................................   39
  Item 11.  Executive Compensation..........................   39
  Item 12.  Security Ownership of Certain Beneficial Owners
     and Management.........................................   39
  Item 13.  Certain Relationships and Related
     Transactions...........................................   39
PART IV.....................................................   40
  Item 14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................   40

                                     PART I

     This report includes a number of forward-looking statements which reflect Vantive's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from historical results or that we anticipate will occur. In this report, the words "anticipates," "believes," "expects," "intends," "future" and similar expressions identify forward-looking statements. We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

ITEM 1. BUSINESS

     The Vantive Corporation ("Vantive") is a leading provider of customer relationship management solutions. We empower companies to more effectively win, keep, and know their customers. The Vantive Enterprise, Vantive's integrated software suite, enables call center, marketing, field sales, help-desk and field service personnel to deliver consistent customer service across many channels via the Internet, the call center, or in person. The consulting implementation and integration services that we provide are intended to help our customers implement and optimize our software products.

     The Vantive Enterprise is built using a component-based, multi-tier architecture and a common data model. Vantive Enterprise software may also be used through a Web browser, providing the end-user access to the software outside the traditional office environment. Vantive Enterprise software may be used independently or as part of an integrated, enterprise-wide, front-office automation system. We believe businesses can better manage customer relationships by sharing valuable customer information throughout their organizations. The Vantive Enterprise has been deployed by businesses in a broad range of industries, including software, communications, consumer products, finance, outsourcing/services, personal computer hardware, healthcare, manufacturing, medical products, public sector/regulated industry, online services, consumer goods and retail.

  INDUSTRY BACKGROUND AND MARKET OPPORTUNITY

     In recent years, many companies have sought to use technology to improve interactions with their customers, and some companies have implemented customer interaction software systems to automate these interactions. Some of this automation is accomplished through single software applications that automate a specific function that touches a customer, such as sales force automation. Increasingly, however, companies are deploying more advanced software applications that create a single repository of data concerning a customer that is accessible to many audiences through many channels and that automate all of the interactions a company has with its customers: through sales; customer support and field service.

     The software solutions or applications that address this market have been called a number of things, including "front-office automation," "customer relationship management" and "enterprise relationship management." We most often refer to ourselves as a customer relationship management software vendor, and our focus is on marketing software and services to companies that serve what we call the "e-customer." The "e" can stand for "electronic," but we use it to mean the "empowered" customer -- one who demands a level of service from its vendors that we believe can best be provided through the type of customer relationship management solutions that we market.

     We believe that companies who want to attract and retain customers increasingly must interact with and support them throughout the entire customer life cycle. Recently, the expanding use of the Internet has increased the need for high-performance customer relationship management solutions that span the Internet, call centers and field personnel. Companies that don't provide adequate support and service to Web customers risk customer defection. Today's empowered customers, or e-customers, expect constant personalized access to a company, through e-mails, call centers, faxes and Web sites. We believe our software enables companies to meaningfully interact with their customers through all of these media.

     Companies perceive the need to combine their Web initiatives with the rest of their enterprise and call center solutions to deliver this quality of service. Many businesses are recognizing a significant opportunity to collect and leverage the information gathered at customer interaction points -- including the Internet -- to capitalize on sales opportunities and improve customer service. Better knowledge of the customer may lead to improved customer loyalty and repeat business. These businesses may replace their existing, isolated Web and departmental systems with integrated customer relationship management solutions.

     For example, businesses are often unable to effectively address customer issues or capitalize on sales opportunities when customer contacts occur in independent, disconnected departments that do not share customer information. As a result, businesses are restructuring their operations to be more customer-focused, shifting from separate sales and marketing and customer service functions to a fully integrated front-office automation system. An integrated Web and front-office system allows a business to leverage and access common customer information during all customer interactions. This requires that all departments within the business use a common base of customer information for all customer interactions.

     We believe that there are several considerations that businesses look for in a customer relationship management system for their traditional and Web business needs. The system must be both customizable and scalable. Businesses seek to customize their Web and front-office software to align with their individual business processes, as well as the business processes of their customers. Businesses also seek software that is scalable in order to adapt to business growth and the fluctuating numbers of users who may need to access the software. Businesses are also often looking for Web and front-office systems that can integrate with back-office, enterprise resource planning ("ERP") systems such as finance, human resources and manufacturing software applications.

     We also believe that businesses are looking for powerful Web (or Internet) solutions for their customers and partners. Web access also provides greater functionality and access to end-users, allowing them to perform self-service functions -- such as electronically requesting products and services -- directly to providers of goods and services via the Web. The ability to access front-office automation software over the Web may simplify the installation and maintenance of the software, which may reduce total cost of ownership. Businesses are also demanding ease of accessibility to front-office software through mobile, data synchronization and cellular technology.

     Our front-office automation software, combined with a powerful Web solution and strategy, allow businesses to move beyond an isolated, departmental view of the customer and leverage valuable customer information throughout all their operations in an effort to increase customer loyalty and revenue.

     Vantive integrates the sales, marketing, call center, field service, help desk and web service functionality into one system.

  VANTIVE SOFTWARE

     We provide an integrated suite of software applications called The Vantive Enterprise. The Vantive Enterprise enables organizations to address specific needs of many aspects of customer interaction, on departmental or enterprise-wide levels, or both. The software applications that comprise The Vantive Enterprise are designed to automate and integrate sales and marketing, customer support call centers, field service, internal help desk operations and quality assurance. Our strategy is to provide our users with an integrated front-office automation software solution that can be extended to multiple access media including the Internet.

     Complete Suite of Integrated Front-Office Automation Software. The Vantive Enterprise is designed to provide customers with a consistent experience whenever they interact with a company that has deployed the suite of products throughout its business. The individual applications that make up the Vantive Enterprise are designed to enable businesses to leverage customer information on an enterprise-wide basis, ensuring that the right customer information goes to the right person at the right time. The Vantive Enterprise currently includes Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The Vantive Enterprise provides our customers with a single integrated front-office solution to help automate and manage the complete interaction life cycle for their customers.

     While our software applications are designed to be implemented together, each can also be deployed as a stand-alone application for a specific functional area of the front-office market such as sales and marketing, customer support call centers, field service, help desk and quality assurance. In addition, Vantive has completed integrations with software marketed by PeopleSoft, Inc. ("PeopleSoft") and Oracle Corporation ("Oracle") which support integrated front-office and back-office business processes and permit sharing of information between the Vantive products and those from PeopleSoft and Oracle.

     Customizable. The Vantive Enterprise is highly customizable using Vantive Object Studio, a set of application-specific customization tools that allow users to modify the modules we market without changing the underlying source code. This enables businesses to customize applications for their own business models, by tailoring the user interface, making modifications to the business rules and processes and extending the application. This capability allows a business to capture customer information collected by the business to accommodate its specific business needs and the business needs of its customers. Additionally, businesses can modify the application, as their business needs change.

     Scalable, Enterprise-Wide Solution. Our products address a wide range of market needs, from departmental to enterprise-wide requirements and from single point solutions to fully integrated front-office software applications. This flexibility permits deployment of one specific application or module now, and then later deployment of additional modules as business needs evolve. In addition, we believe our products scale very well, which means that they can be used by a large number of users concurrently. We believe this scalability represents a key competitive advantage in addressing the front-office automation market by allowing businesses to deploy applications for a growing number of users, while also fully maintaining system performance. The Vantive Enterprise applications have been tested to scale to 15,000 concurrent users handling over 100,000 calls per hour.

     Powerful Web Solutions. Our products provide enterprise-wide Web functionality to partners, employees and customers. We understand that the companies who deploy our software may wish to enable their customers to perform certain functions, such as self-service and inquiries about the status of problem reports and other functions. To address this market need, we deliver Web applications for self-service support, (Web Self-Service) and for interacting with selling partners (Partner Desktop). We also deliver what we believe to be a robust set of APIs and a powerful Web development solution, VanWeb, that enables customers to develop their own Web solutions. An "API" is an "Applications Programming Interface," which is a technology that enables software produced by other companies to exchange data with our software. Our VanWeb product allows access to our software applications from the World Wide Web. VanWeb uses our application server to use the same workflow rules and permission, as our tethered client. By leveraging the Web, we believe The Vantive Enterprise extends its usefulness beyond the business, to its most important asset, its customers.

     Mobile Solutions. In addition to supporting access through the Internet, local area networks and wide area networks, The Vantive Enterprise also supports mobile users through Vantive On-The-Go. Mobile users may access the Vantive Sales or Vantive Field Service products through Vantive On-The-Go, enabling mobile users to benefit from the same functionality, performance, real-time upgrades and data access capabilities as individuals on the internal corporate network. Upon reconnecting with the corporate network, our software will automatically reconcile differences between the data on the mobile users' client and the corporate database.

  STRATEGY

     Vantive's goal is to become the leading supplier of customer relationship management software that enables businesses to drive revenues through customer acquisition and retention. The following are the key elements of our strategy to achieve that goal:

     Create a Vantive Community. We plan to continue to build a strong community of customers, partners and industry developers. We believe our greatest asset is our large base of over 700 customers. Our product, support and consulting service strategy will continue to focus on creating referenceable, successful customers. In addition, Vantive's strategy is to increase marketing programs that highlight successful customers and increase our repeat business from our existing customers.

     From a partner and developer perspective, Vantive intends to increase the quality and quantity of software vendors that create software solutions complementary to The Vantive Enterprise. Vantive has created the Vantive Industry Partner Program, which was developed to help grow and support the growing number of Vantive system integrator, platform and value added reseller partners. This program is designed to provide Vantive customers with broad, robust solutions to meet their specific business and technology requirements. Vantive plans to focus its partner recruiting activities on partners that address targeted vertical and geographic lines of business opportunities.

     Leverage the Web and Deliver Powerful e-Customer Solutions. Our goal is to make the Web a critical component of the way we do business, our product and our partner strategy. Vantive plans to continue to deliver powerful Web solutions for customers, partners and employees. Our strategy is to strengthen the functionality, scalability and customizability of Vantive's Web-based front-office automation software applications as well as expand its "self service" and "assisted buying" application capabilities. We believe that this strategy will allow a business to deliver personalized information to its partners, employees and prospects through an industry-standard Web browser. We believe Vantive will be an essential component in a company's e-business solutions, providing the service, support and sales capabilities necessary to support Web customers.

     Enhance Current Technology and Application Base. Vantive plans to continue to build on its core competencies such as the contact center, enterprise and high-performance technology base. Vantive's strategy is to also increase its focus on markets such as the field service market and the telecommunications vertical market.

     Leverage the Contact Center. Vantive believes the call center market will continue to grow at a considerable pace. Our applications are well-suited to a call center, or contact center, environment, in which all the customer interaction needs to be centered in a single location. We believe our integrated application model makes The Vantive Enterprise a strong solution for companies that need an integrated scalable contact center solution.

     Leverage the Integrated Enterprise Application Suite. Vantive has, since its beginning, focused on customer support, help desk and quality assurance applications. More recently, we have developed and released broader functionality in our sales, marketing and field service applications to enhance our front-office automation product offering. For instance, we believe we have made significant advances in sales and field service functionality with the release of The Vantive Enterprise Version 8 ("Vantive 8") last year. Vantive 8 enhancements included adding best-practice selling to the Vantive Sales application, designed to coach sales representatives on speeding up the sales cycle and driving productivity. Vantive Sales was also enhanced by a Web-based solution for channel partners, the Partner Desktop, and an integration with Trilogy's Selling Chain suite of products. The enhancements to the Vantive Support application included adding a robust Web Self-Service application and increased management measurement capabilities. Enhancements to the FieldService product included enhanced inventory and call management functionality and the mobilization of the entire FieldService product.

     Vantive provides solutions that integrate the web, front and back offices. Our strategy is to enable our front-office automation software applications to be easily integrated with back-office systems, such as finance, manufacturing and human resources software, through strategic partnerships with ERP vendors and through internal development. We have completed our integration efforts with leading back-office vendors such as PeopleSoft and Oracle and are also a member of the Cooperative Applications Initiative of Oracle. Our strategy also includes working with third-party integrators, as well as working with third-party providers of integration software, such as Active Software, Inc., CrossWorlds Software, Inc. and SoftPlus, Inc. which will provide customers the ability to link The Vantive Enterprise to a broad range of applications. We intend to continue to integrate other back-office applications with our front-office software applications. We have also developed relationships with several high-end integrators to further facilitate integration between our software applications and other software and hardware applications.

     Leverage Vantive Technology. We plan to leverage the flexibility and scalability of our architecture. We believe that our technology design, architecture and common data model provide a competitive advantage when adding and integrating key functionality to The Vantive Enterprise. Our strategy also includes continuing to add new functionality to our core suite through internal research and development as well as through licensing "best-of-breed" technology from third parties. To qualify as "best-of-breed," we must determine that the technology has a clear future market direction, is extremely robust and is commercially supported. Vantive's strategy is to continue to develop scalable front-office applications that may be effectively utilized by businesses of virtually all sizes, with varying number of users, applications and levels of integration. Our long-term strategy is to design and enhance our integration and scalability with industry-leading technology.

     Build Field Service Business Unit. Vantive plans to establish an internal business unit to leverage and expand Vantive's leading position in integrated field service operations. This organization will include the specialized field sales and technical support in order to serve the unique needs of the field service market. Vantive believes this business unit will allow us to increase our market share and revenue growth rate in this market, while improving sales productivity.

     Build Telecommunications Vertical. Vantive intends to establish the organization and product required to effectively target, leverage and expand Vantive's experience and framework for the telecommunications vertical. Our goal is to build upon our current success in the telecommunications market, with such customers as Sprint, AT&T and Sage Networks. We plan to expand our product line through partnerships with value-added resellers and developers, as well as an internal development team, focused on delivering best-of-breed solutions to this market space. We plan to support this by sales and technical staff who specialize in the telecommunications market space. Additionally, Vantive plans to leverage our experience in the telecommunications vertical to develop solutions in other vertical markets.

     Expand Channels. Our sales and marketing strategy is to expand distribution capabilities through our direct and indirect sales force. We plan to increase our direct sales force in line with our revenue growth. We believe our indirect sales force will increase by developing and expanding our relationships with third-party system integrators, providers of outsource services, resellers, value added resellers, distributor and software and hardware suppliers. Vantive plans to leverage partnerships as a means to expand our mid-market presence by increasing our selling capabilities through the use of relationships with several high-end integrators and resellers. Vantive has established relationships with many such third-parties, including IBM's Global Business Services, Renaissance Worldwide, GE Capital, Nexgen, Cambridge Technology Partners, Electronic Data Services Corporation and Lucent Technologies and hopes to enhance and grow these relationships.

     Develop Consulting Business. Another part of our strategy is to continue to use and enhance the methodology developed for our consultants, third-parties and our customers to rapidly deploy front-office automation software applications.

     The foregoing statements regarding our strategy, expectations and intentions are forward-looking statements and the actual results we achieve and the activities we undertake may vary substantially depending upon a variety of factors, including but not limited to the development of emerging markets for customer relationship management software, competition, technological change, changing customer needs, evolving industry standards, any product development delays and our ability to manage any future growth and new distribution channels. Please see the "Quantitative and Qualitative Disclosures About Market Risk" section for further information.

  VANTIVE PRODUCTS

     The Vantive Enterprise is an integrated software suite that is designed to leverage the Internet in order to increase sales, marketing, call center, field service, help desk and web service effectiveness. We designed the Vantive Enterprise with the intent to make it fully scalable and customizable in order to evolve and align with the growth and processes of different businesses. The Vantive Enterprise applications share a common database and architecture to facilitate information transfer and communication throughout a customer's entire organization.

     By building the software applications using a component-based, multi-tier application architecture, we believe that our applications are more scalable and easier to maintain than competing two-tier implementations. This architecture also results in what we believe to be a thinner "client" (or desktop) portion of the software, less network traffic, more efficient use of database resources and a good complement to Web-based applications. The Vantive Enterprise consists of the following applications, each of which can be purchased and implemented separately or integrated in any combination.

     Vantive Sales is a front-office software application designed to automate the sales and marketing process. Vantive Sales enables companies to distribute the collective knowledge, information, experience and expertise of top sales performers to the entire sales force. Vantive Sales enhances sales performance through effective knowledge sharing, informed decision making and improved understanding of the customer. Vantive Sales also enables sales representatives to align their selling cycles with their customer's buying process, provides sales knowledge-on-demand and increases sales effectiveness and enhances the sales management function by helping managers track the prospects on which sales representatives are working. Vantive Sales delivers up-to-the-minute sales, product and customer information with the Vantive Encyclopedia (a web-based document management and delivery system) and provides a single source for managing tasks, contacts, opportunities and scheduling through bi-directional integration with Microsoft Outlook (the leading email and contact management software application). Vantive Sales functionality includes pipeline and forecast management, account and territory planning, quote/product configurations and channel management. Marketing campaign management, telesales and lead tracking are also provided by Vantive Sales. By using Vantive On-The-Go, mobile Vantive Sales users can access and synchronize data with the corporate database. Vantive Sales also has an optional module for extending lead and opportunity management to channel partners called the Partner Desktop. Vantive Sales can be used independently or as part of an integrated, enterprise-wide front-office automation system.

     Vantive Support is a front-office software application designed to automate and provide end-to-end management of call center and customer support operations. Vantive Support is designed to help companies improve customer retention, build customer loyalty and increase call center revenue. Vantive Support provides a complete solution for customer service call centers including automated call tracking, entitlement processing, workflow, problem resolution, revenue generation, performance measurement, advanced research tools and service management. Vantive Support also logs and tracks customer issues and requests, routes leads to sales and marketing departments and supports customer access via phone, fax, email and the Web. Business rules embedded in Vantive Support automatically route customers to the right call center agent and provide automatic escalations and notifications. Vantive Support can also be used to generate call center revenue through proactive service contract renewals, upgrades and cross-selling functionality. Vantive Support also provides Web-based, self-service options through the Web Self-Service application, which may increase call center agent productivity by reducing the number of calls to the call center. Vantive Support can be used independently or as part of an integrated, enterprise-wide front-office automation system.

     Vantive FieldService, Vantive Inventory and Vantive Procurement are front-office automation field service software modules designed to manage and enhance field service operations. Vantive field service solutions are designed to provide the right people, with the right parts, at the right time and to service and fix problems quickly with minimal disruption to customers. Vantive's three field service modules each play an integral role as part of a complete field service solution and can be purchased and used separately or together.

     Vantive FieldService manages the allocation, scheduling and dispatching of service technicians, service providers and resources. Vantive FieldService allows a business to create detailed work plans that permit users to evaluate tasks, materials and skills needed to provide optimal solutions for customer service requests. Vantive FieldService also generates work orders that create a single, detailed information source for notification, billing and tracking purposes. Customer configurations and Return Material Authorizations (RMAs) are also key features in Vantive FieldService. Field technicians can also log and track tasks, time, materials and expenses into Vantive FieldService from the road using VanWeb.

     Vantive Inventory automates the control, management, tracking and status of spare parts inventory. Vantive Inventory tracks inventory costs such as weighted average, standard costs and last purchase cost. It also provides up-to-the minute stock status information and complete inventory analysis and usage models, which allow users to make informed decisions about managing spare parts. Vantive Inventory is specifically designed to support businesses with multiple product lines by providing cataloging and cross-referencing functionality and tools for locating part status and supporting multiple transaction types.

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

     The Vantive field service software modules support complex global organizations through advanced logistics functionality that allows users to track centralized and regional operations at different levels. Businesses can also create "cross-hierarchical business entities" that allow two similar departments' warehouses in two different divisions to be treated as one department in the Vantive system. Vantive field service software modules also are intended to integrate with back-office systems such as manufacturing, distribution and accounting to provide a "full-view" of a business's global field service operations.

     Vantive HelpDesk is a front-office software solution designed to automate internal help desk operations. Vantive HelpDesk enhances customer interactions by improving employee productivity, satisfaction and retention. Vantive HelpDesk tracks and resolves employee issues, suggestions and requests for assistance. Vantive HelpDesk manages hardware and software configurations, catalogs and tracks company assets. Vantive HelpDesk maintains employee history, provides Web-enabled self-service options and supports the entire enterprise infrastructure including mainframe systems, client/server systems, networks and telecommunications equipment. Vantive HelpDesk enables end-to-end management of technical support issues by providing a single information repository that includes data, business rules and workflow. Vantive HelpDesk can be used independently or as part of an integrated, enterprise-wide front-office automation system.

     Vantive Quality is a front-office software solution designed to collect and leverage customer feedback on products and services. Feedback can be used to design, build and deliver high-quality, customer-aligned products and services. Vantive Quality integrates product quality and enhancement processes across the entire enterprise, allowing engineering and information technology departments to track and resolve product defects. The software is used to identify product failures and defects, create enhancement requests and build documentation and track product information. Vantive Quality also assists companies with ISO 9000 compliance by providing data and information on product fault, fix, ownership and action history. Vantive Quality can be used independently or as part of an integrated, enterprise-wide front-office automation system.

VANTIVE TECHNOLOGY

     Vantive is often perceived to have the leading technology base in the customer relationship management market. Our multi-tier, component-based architecture has enabled Vantive to achieve scalability benchmarks to 15,000 concurrent users supporting over 100,000 calls per hour, and to extend our functionality to the Internet.

     Vantive Object Architecture is a component-based, multi-tier architecture that serves as the foundation for all of our software applications and technology. The Vantive Object Architecture provides proven reliability and scalability to protect mission-critical systems and software. The Vantive Object Architecture is designed to reduce network traffic, increase system performance and enhance employee productivity. We have also pioneered a component-based software approach that we believe allows for rapid delivery and deployment of the latest, best-of-breed software technology to the desktop. The component-based approach also allows us to deliver state-of-the-art, ergonomic interfaces for all of our software solutions.

     Multi-Tier Computing. The Vantive Object Architecture utilizes a multi-tier approach that allows the application processing to be partitioned on the appropriate tier. The architecture provides a clean break between the presentation services, application business processing and database services. We believe that this approach enhances system performance and scalability and is production-proven with hundreds of production sites, many supporting thousands of concurrent users.

     Component-based architecture. The Vantive Object Architecture is an object-based infrastructure that enables the integration of front-office software components. We believe that this component-based approach provides us and our customers with the ability to rapidly develop and deploy critical business solutions. These components encourage reuse and provide an integration infrastructure that allows other systems to leverage functionality of our products via a variety of programming languages.

     Multiple Access Channels. The Vantive Object Architecture provides for state-of-the-art, ergonomic interfaces on a variety of computing devices. This allows The Vantive Enterprise to be provided on the client platform that best fits the individual needs of the user. The client platform options include the Web, mobile, tethered LAN/WAN users and PDAs, such as the PalmPilot and Microsoft CE devices.

     Powerful Web Solutions. Vantive has Web technology that enables Vantive developers and customers to create Web interfaces to The Vantive Enterprise. We support Microsoft's Active Server Page technology, enabling us to deliver powerful Web applications such as Web Self-Service and Partner Desktop. VanWeb is a Web technology designed to enable anyone with an industry-standard Web browser, such as Microsoft Internet Explorer or Netscape Navigator, to access The Vantive Enterprise applications through the World Wide Web. Combined with Vantive Support and Vantive HelpDesk, we believe that VanWeb can significantly improve customer satisfaction through Web-based self-service options.

     Mobile Technology. Vantive On-The-Go is Vantive's mobile computing product. Vantive On-The-Go seamlessly accesses corporate database information, which is intended to enable mobile users to experience the same functionality, performance, real-time upgrades and data access capabilities as individuals working on the internal corporate network. Vantive On-The-Go handles complex data synchronization and conflict management which is designed to ensure accurate and complete customer data.

     Flexible Development Solutions. Vantive Object Studio is a software package designed to help customize, deploy and administer The Vantive Enterprise software applications. The Vantive Object Studio leverages ActiveX Control technology, provides a "drag-and-drop" design environment and allows a company to develop Vantive applications once and deploy them universally to tethered, mobile and Web clients. The Vantive Object Studio includes two software tools:
VanDesign and VanTools. VanDesign is an advanced graphical object builder that allows companies to easily develop and customize The Vantive Enterprise software. VanTools is a graphic deployment environment that we believe makes it easy to maintain system security, add and delete users and modify workflow and reports.

     Vantive can be further customized using our powerful integration technology. VanAPI is Vantive's applications program interface designed to facilitate integration with new technologies, e-business solutions, and legacy and back-office systems. VanAPI provides a simple, user-friendly programming interface that allows a company to establish interactive, bi-directional connections between The Vantive Enterprise products and other software such as manufacturing, finance and accounting systems. Standard programming languages such as C, C++, OLE, Java, Perl and Visual Basic can use VanAPI.

  SALES AND MARKETING

     We market and sell our software and services in the United States primarily through a direct sales organization. To support our sales force, we conduct comprehensive marketing programs which include direct mail, public relations, Web-based lead generation, advertising, trade shows, seminars, ongoing customer communications programs and an annual international user group conference. We also participate in industry programs and forums and we strive to establish and maintain close relationships with recognized industry analysts.

     Our sales cycle begins with the generation of a sales lead, which is followed by qualification of the lead, an analysis of the prospective customer's needs, multiple presentations and/or product demonstrations to the prospective customer and ends with contract negotiation and commitment. While the duration of the sales cycle varies substantially from customer to customer, it frequently lasts between six and nine months.

     We market our products outside of the United States both through wholly-owned subsidiaries and independent distributors. As of December 31, 1998, we had wholly-owned subsidiaries in Australia, Canada, France, Germany, the Netherlands, Singapore and the United Kingdom and distributors in Argentina, Belgium, Brazil, Chile, Columbia, Greece, Israel, Italy, Japan, Liechtenstein, Mexico, New Zealand, Norway, Peru, Philippines, Poland, South Africa, South Korea, Spain, Switzerland, United Arab Emirates and Venezuela. In addition to marketing and selling our products, the distributors provide at least initial technical support to their customers.

     Our sales and marketing organization consisted of 293 employees as of December 31, 1998. Our domestic sales staff is based at our corporate headquarters in Santa Clara, California and more than 15 field sales offices located in Atlanta, Georgia; Baltimore, Maryland; Boston, Massachusetts; Boulder, Colorado; Chicago, Illinois; Columbus, Ohio; Dallas, Texas; Denver, Colorado; Iselin, New Jersey; Irvine, California; Philadelphia, Pennsylvania; Los Angeles, California; Manchester, New Hampshire; McLean, Virginia; Newport Beach, California; New York, New York; Overland Park, Kansas; Portland, Oregon; San Diego, California; Seattle, Washington; and Washington, D.C.

     An important element of our distribution strategy is to expand our direct sales force, to create additional relationships with third-parties and to dedicate certain direct sales resources and leverage third-party relationships for greater access into certain vertical markets. The ability of Vantive to achieve significant revenue growth in the future will depend, in part, on its success in executing this strategy. Vantive is currently investing and intends to continue to invest significant resources to develop our sales strategy, which could, among other things, adversely affect Vantive's operating margins. In this regard, Vantive has recently hired and continues to hire significant numbers of direct sales personnel and has developed relationships with several high-end integrators and resellers, including IBM Global Business Services, GE Capital, Nexgen, Impact Innovations, High Q, Cambridge Technology Partners, Electronic Data Systems Corporation, Lucent Technologies and Renaissance Worldwide.

     Competition for sales personnel is intense and there can be no assurance that Vantive can retain its existing sales personnel or that it can attract, assimilate and retain additional highly qualified sales personnel in the future. The strategy also depends, in large part, on attracting and retaining appropriate third-party relationships. There also can be no assurance that Vantive will be able to attract and retain appropriate high-end integrators, resellers and other third-party distributors to market Vantive's products effectively. In addition, Vantive's agreements with these third parties are not exclusive and in many cases may be terminated by either party without cause and many of these third-parties sell or co-market competing product lines. Therefore, there can be no assurance that any of these parties will continue to represent or recommend Vantive's products. There also can be no assurance that Vantive will effectively identify key vertical markets. The inability to recruit, or the loss of, important direct sales personnel, high-end integrators, resellers or other third party distributors, or the failure to effectively identify key vertical markets any one of which could have a material adverse effect on Vantive's business, results of operations and financial condition.

     The foregoing statements regarding our intention to expand our distribution channels are forward-looking statements and actual results and activities may vary substantially depending upon a variety of factors, including but not limited to, those contained in the section entitled "Quantitative and Qualitative Disclosures About Market Risk."

  PRODUCT DEVELOPMENT

     We have historically developed and expect to continue to develop our products in conjunction with our existing and potential customers and their needs. Several products and enhancements to existing products are currently in development. The evolution to component-based or object-based software, which we believe is currently occurring, will also significantly influence our future product direction. We believe businesses will expect to be able to utilize portions of our integrated front-office software solution and effectively integrate them with software objects developed by other software vendors.

     As of December 31, 1998, there were 126 employees in research and development. In addition, we regularly supplement our workforce with consultants. Our research and development expenditures in 1998, 1997 and 1996 were $28.3 million, $17.5 million and $7.3 million, respectively, and represented 17.3%, 14.9% and 11.3% of revenues, respectively. We expect to continue to commit substantial resources to product development in the future.

     The front-office automation software market is subject to rapid technological change, changing customer needs and frequent new product introductions and evolving industry standards that may render existing products and services obsolete. As a result, our position in our existing markets or other markets that we may enter could be eroded rapidly by product advances. It is very difficult to estimate the life cycles of our products.

     Our growth and future financial performance will depend, in part, upon our ability to enhance existing applications, develop and introduce new applications that keep pace with technological advances, meet changing customer requirements, respond to competitive products and achieve market acceptance. For example, our customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms and as a result, to gain broad market acceptance, we must continue to support and maintain our products on a variety of such platforms. Our future success will depend, in part, on our ability to address the increasingly sophisticated needs of our customers by supporting existing and emerging hardware, software, database, Internet-based and networking platforms and by developing and introducing enhancements to our products and new products on a timely basis that keep pace with technological developments, evolving industry standards and changing customer requirements.

     We can't be certain that we will be able to successfully change other aspects of our business, such as our distribution channels or cost structure, if technological changes in our market, including distribution through the Internet, require such change. We expect our research and development efforts to require substantial investments in product development and testing. We can't be certain that we will have sufficient resources to make the necessary investments. We have in the past experienced development delays and we can't be certain that we will not experience such delays in the future. We cannot be certain that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, we can't be certain that such products will meet the requirements of the marketplace and achieve market acceptance or that our current or future products will conform to industry requirements. If we are unable, for technological reasons, to develop and introduce new and enhanced products in a timely manner, results of operations and financial condition could be materially adversely affected.

     Software products as complex as the ones that we develop and market may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in some of our products and have experienced delays in shipment of products during the period required to correct these errors. We cannot be certain that, despite our testing of products and the testing of such products by current and potential customers, that we will find all errors. This could result in loss of, or delay in, market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could have a material adverse effect on our business, results of operations and financial condition.

     The foregoing statements regarding introductions of our products under development, proposed enhancements and the features included in those products or enhancements are forward-looking statements, and the actual release dates for those products or enhancements could differ materially from those projected as a result of a variety of factors, including but not limited to, those contained in the section entitled "Quantitative and Qualitative Disclosures About Market Risk."

  COMPETITION

     The front-office automation software market is intensely competitive, highly fragmented and subject to rapid change. Because we offer multiple applications that can be purchased separately or integrated as part of The Vantive Enterprise, we compete with a variety of other businesses depending on the target market for their applications software products. These competitors include a select number of businesses targeting the enterprise-level and department-level front-office markets, such as (in alphabetical order) Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx Software Corporation, Pivotal Software and Siebel Systems, Inc.

     We also compete with a substantial number of businesses that offer products targeted at one or more specific markets, including the customer support market, the help desk market, the field service market and the sales and marketing automation market, such as Remedy Corporation. We expect to see increased competition from several smaller, Internet-focused solution providers such as Silknet Software, Inc. and Vignette Corporation. We believe that such point solution providers may expand their product offerings, which could provide increased competition across our market segments. We also compete with third-party professional service organizations that develop custom software and with the internal information technology departments of customers that develop customer interaction applications.

     Among our current and potential competitors are also a number of large hardware and software businesses that have already developed, have announced their intention to develop or may develop or acquire products that compete with our products. In this regard, Oracle, SAP AG and The Baan Company have each introduced sales automation and/or customer support modules as part of their application suites. Oracle has announced the creation of a network of third-party dealers that will sell Oracle's application suites exclusively to medium-sized businesses. Also, IBM has announced its CorePoint business unit, which will develop and market products that compete with ours and JD Edwards & Company plans to market competing products, as well.

     We expect that large software vendors in the enterprise resource planning market, such as PeopleSoft, will continue to enter and pursue the front-office automation market. These competitors have significantly greater financial, marketing, service, support, technical and other resources than we do.

     We also expect that competition will increase as a result of software industry consolidations. Current and potential competitors have established or may establish cooperative relationships among themselves or with third-parties to increase the ability of their products to address the needs of our prospective customers. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Moreover, many of our competitors have similar or more established relationships with Vantive partners such as distributors, systems consulting or integration firms who either distribute, implement, provide customer support on or endorse our products. We also expect that competition may increase as a result of both new software start ups entering the market as well as existing software industry vendors which may be planning to enter the market for front-office applications. Increased competition is likely to result in price reductions, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, results of operations and financial condition.

     Many of our current and potential competitors have significantly greater financial, marketing, service, support, technical and other resources than we do. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion, service and sale of their products than we can. There can be no assurance that we will be able to compete successfully against current and future competitors or that the competitive pressures we face will not have a material adverse effect on our business, results of operations and financial condition.

     We believe that the principal competitive factors affecting our market include product features such as adaptability, scalability, ability to integrate with products produced by other vendors, functionality, ease of use and such other factors as product reputation, quality, performance, price, customer service and support, the effectiveness of sales and marketing efforts and company reputation. Although we believe that our products currently compete favorably on all of these factors, we can't be certain that we can maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

  INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

     Our success is heavily dependent upon proprietary technology. We rely primarily on a combination of copyright, trademark and trade secrets laws, as well as confidentiality procedures and contractual provisions (such as those contained in license agreements with consultants, vendors and customers) to protect our proprietary rights, although we have not signed such agreements in every case. We can't be certain that our measures will be adequate to protect us from infringement of our technology.

     We currently own two software patents and have embarked on a program to apply for a number of software patents during 1999. We have registered the trademark "Vantive" in the United States and a number of other jurisdictions throughout the world, and have applications pending for a number of other trademarks.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In particular, as we provide our licensees with access to the proprietary information underlying our licensed applications, and we can't be certain that licensees or others will not develop products or provide services which infringe our proprietary rights. Companies with which we have entered into agreements may breach these agreements or other protective contracts that we have entered into, and we may not become aware of, or have adequate remedies in the event of such breach.

     In addition, policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software products exists, we expect that software piracy will be a persistent problem. The laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We can't be certain that our methods of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology. We believe that competitors regularly evaluate and try to emulate our products. We are not aware that any of our products infringe the proprietary rights of third-parties, although we have in the past, and may in the future, receive communications alleging possible infringement of third-party intellectual property rights.

     We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our target markets grows and the functionality of products in such markets overlap. Any such claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us or if so could have a material adverse effect upon our business, results of operations and financial condition.

  EMPLOYEES

     As of December 31, 1998, we had 592 full-time employees, including 293 in sales and marketing, 53 in consulting, 126 in research and development, 77 in general and administration and 43 in client services. Of these employees, 61 were located outside the United States, principally in the United Kingdom, France, the Netherlands and Germany. The remaining employees were located in the United States. None of our employees is represented by a labor union. We have experienced no work stoppages and believe our relationship with our employees is good. In addition, we regularly supplement our workforce with consultants. As of December 31, 1998, we had 43 full-time equivalent consultants.

     Competition for qualified personnel in our industry is intense. We believe that our future success will depend in large part on our continued ability to hire, assimilate and retain qualified personnel.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of March 1, 1999, our directors and executive officers were as follows:

                                                                             DIRECTOR OR
           NAME             AGE                   POSITION                  OFFICER SINCE
           ----             ---                   --------                  -------------
John R. Luongo............  49    Chairman of the Board of Directors,           1993
                                  Chief Executive Officer
Phillip M. Dunkelberger...  40    President and Chief Operating Officer         1998
Leonard J. LeBlanc........  58    Executive Vice President and                  1998
                                  Chief Financial Officer
Guy DuBois................  44    Executive Vice President and                  1999
                                  General Manager, International
Michael M. Loo............  42    Vice President, Finance                       1993
Steven J. Sherman.........  40    Vice President of Product Development         1999
David R. Schellhase.......  35    Vice President & General Counsel              1997
James Whitaker............  51    Vice President and Chief Information          1998
                                  Officer
Marie Alexander...........  40    Vice President of Client Services             1998
Donna Allen Taylor........  50    Vice President, Human Resources               1998
William H. Davidow........  63    Director                                      1991
Patti S. Manuel...........  43    Director                                      1998
Raymond L. Ocampo Jr. ....  46    Director                                      1997
Peter A. Roshko...........  40    Director                                      1991
Thomas L. Thomas..........  50    Director                                      1998

     John R. Luongo has served as Chairman of the Board of Directors and Chief Executive Officer of Vantive since January 1999. From June 1993 until January 1999 he was President and Chief Executive Officer of Vantive and a member of the Board of Directors. He was an independent consultant from November 1992 to June 1993, President, Chief Executive Officer and Chairman of the Board of Trifox, Inc., a software company, from September 1991 to November 1992, Senior Consultant at Merrill, Pickard, Anderson and Eyre, a venture capital firm, from September 1990 to June 1991 and Senior Vice President International Division at Oracle Corporation from July 1982 to July 1990.

     Phillip M. Dunkelberger has served as President and Chief Operating Officer of Vantive since January 1999. From March 1998 to January 1999 he was Vantive's Chief Marketing Officer. From September 1996 to February 1998 he was President and Chief Executive Officer of Pretty Good Privacy, Inc. Prior to that, from October 1995 to August 1996 he was Executive Vice President and Chief Operating Officer at Centerview Software. From January 1990 to January 1995 he served as Vice President of U.S. Sales, at Symantec Corp.

     Leonard J. LeBlanc has served as Executive Vice President and Chief Financial Officer of Vantive since August 1998. Previously, he was an Executive Vice President with Infoseek Corporation, serving as Chief Operating Officer from April 1997 until July 1997 and Chief Financial Officer from March 1996 until July 1997. He was Senior Vice President and Chief Financial Officer of GTech Corporation from September 1993 to December 1994 and was Chief Financial Officer at Cadence Design Corporation from May 1987 to December 1992.

     Guy DuBois has served as Executive Vice President and General Manager, International of Vantive since March 1999. He was Vice President and General Manager of the Europe, Middle East, Africa operations of Sybase Corporation from August 1995 to March 1999. From August 1994 to August 1995 he was Vice President of Southern Europe at Sybase. Prior to that, he was Deputy Managing Director of Digital Equipment Corporation France.

     Michael M. Loo has served as Vice President, Finance of Vantive since May 1995. He initially served as Vantive's Director of Finance and Administration from October 1993 to May 1995. Previously, he served in various financial and accounting positions, most recently as Controller, Worldwide Field Operations at Sybase

Corporation from January 1990 to October 1993. Prior to that, he held a number of positions with Oracle Corporation and ROLM Corporation.

     Steven J. Sherman has served as Vice President of Product Development of Vantive since January 1999. He was Executive Vice President, Product Development and President of Tetra International from June 1996 to January 1999, where he also served on the board of directors. From March 1994 to May 1996, he was Vice President of Engineering at Frame Technology and then Vice President of Publishing Engineering at Adobe Systems after the acquisition of Frame by Adobe. Prior to that, he was the General Manager of the Project Management Group at Symantec Corp.

     David R. Schellhase has served as Vice President & General Counsel of Vantive since August 1997. He was General Counsel at Premenos Technology Corp. from November 1995 to August 1997. From July 1993 to November 1995 he was Corporate Counsel at Oracle Corporation. Prior to that he was an associate with the law firm of Brobeck, Phleger & Harrison. He is also an adjunct faculty member at Golden Gate University School of Law.

     James Whitaker has served as Vice President and Chief Information Officer at Vantive since December 1998. From February 1998 to November 1998 he was Vice President and Chief Information Officer at Coherent, Inc. From October 1995 to January 1998 he was Vice President and Chief Information Officer at Network Associates Inc. (previously Network General, Inc.). Previously from January 1994, he was Director, Application Development at Apple Computer, Inc. and before that held a number of management positions at Apple.

     Marie Alexander has served as Vice President of Client Services of Vantive since August 1994. She was Senior Director of Client Services at Harbinger Corporation, an electronic commerce software and services provider, from January 1992 to August 1994.

     Donna Allen Taylor has served as Vantive's Vice President of Human Resources since September 1996. From September 1995 to August 1996 she was a Senior Human Resources Consultant with Post Associates. From September 1993 until August 1995 she was Corporate Human Resources Manager for Intel Corporation, and prior to that was Group Human Resources Director for the Software, Information Design and Consulting group of Digital Equipment Corporation. Prior to almost ten years in Digital, where she held a variety of senior human resource management positions, she served as an Executive Director of Exodus Center, Inc., a non-profit educational organization serving the New England region.

     William H. Davidow has served as a director of Vantive since July 1991. He has been a General Partner at Mohr, Davidow Ventures since May 1985. From 1973 to 1985 he held a number of management positions at Intel Corporation, including Senior Vice President of Marketing and Sales. He also serves as Chairman of the Board of Directors of Rambus, Inc. and is a director of Power Integrations, Inc. and several private companies.

     Patti S. Manuel has served as a director of Vantive since August 1998. She was President and Chief Operating Officer of the Long Distance Division of Sprint Corporation from February 1998 to March 1999. She also served as President of Sprint Business, a division of Sprint, from May 1997 to March 1999. She was President of Sales and Marketing for Sprint Business from 1994 to 1997. She is also a director of Earthlink Network, Inc.

     Peter A. Roshko has served as a director of Vantive since July 1991. He co-founded and has been a co-manager of Granite Investments, an investment company, since August 1995. From December 1993 to August 1995, he was a General Partner at Cottonwood Ventures, a venture capital firm, and previously was a General Partner at Mohr, Davidow Ventures.

     Raymond L. Ocampo Jr. has served as a director of Vantive since January 1997. He is currently Executive Director of the Berkeley Center for Law and Technology. He also serves as an independent mediator and arbitrator of disputes among high technology companies and as an expert witness in technology-related litigation. He served in several capacities with Oracle Corporation from July 1986 to November 1996, primarily and most recently as its Senior Vice President, General Counsel & Secretary. He is a member of the board of directors of KQED, a public radio and television broadcasting organization based in the San Francisco Bay Area, and of several other private companies and nonprofit organizations.

     Thomas L. Thomas has served as a director of Vantive since October 1998. He has been Senior Vice President, Global Information Systems and Chief Information Officer of 3Com Corporation since August 1996. From September 1995 to July 1996 he was Vice President, Global Information Systems and Chief Information Officer of 3Com. From 1993 to 1995 he was Vice President and Chief Information Officer of Dell Computer Corporation. From 1987 to 1993 he was Vice President of Management Information Systems at Kraft General Foods. He is also a director of ATL Products, Inc.

ITEM 2. PROPERTIES

     Our principal administrative, engineering, manufacturing, marketing and sales facilities total approximately 162,000 square feet and are located in three buildings in Santa Clara, California under leases which expire in May 2001, December 2003 and October 2005. In addition, we lease offices in approximately 35 cities in Asia, Australia, Europe, North America and South America.

ITEM 3. LEGAL PROCEEDINGS

     We are subject to legal proceedings and claims that arise in the course of our business. We currently believe that the aggregate amount of liability, if any, for any pending actions (either alone or combined) will not materially affect our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's stock has been traded on the NASDAQ National Market System since the Company's initial public offering on August 14, 1995, under the NASDAQ symbol VNTV. The following table sets forth, for the periods indicated, the high and low closing sales prices for the Company's common stock as reported by
NASDAQ:

                                                        HIGH            LOW
            Year Ended December 31, 1997:              -------        -------
First Quarter........................................  $34.250        $19.000
Second Quarter.......................................   30.875         14.500
Third Quarter........................................   38.000         21.750
Fourth Quarter.......................................  $30.625        $21.375

Year Ended December 31, 1998:
First Quarter........................................  $36.563        $24.375
Second Quarter.......................................   39.375         20.125
Third Quarter........................................   19.125          6.000
Fourth Quarter.......................................  $10.063        $ 5.000

     As of December 31, 1998, there were approximately 397 holders of record of the Company's common stock.

     The Company has never paid cash dividends on its common stock. The Company currently intends to retain earnings, if any, for use in its business and does not anticipate paying any cash dividends in the foreseeable future.

     In November 1998, the Company's Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (each a "Right" and collectively the "Rights") for each outstanding share of Common Stock, $0.001 par value ("Common Stock"), of the Company. The distribution was paid as of December 15, 1998 (the "Record Date"), to stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Preferred Stock, $0.001 par value (the "Preferred Stock"), at the price of $75.00 per Right (the "Purchase Price"). The Rights will expire upon the earlier of (i) ten years after the date of issuance, or November 18, 2008; or (ii) redemption or exchange by the Company. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock.

     If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then-current exercise price, shares of the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if after a person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power of the Company and its subsidiaries to another person, each Right will entitle its holder to purchase, at the right's then current exercise price, shares of Common Stock of such other person having a market value equal to the Purchase Price divided by one-half the Current Market Price of such common stock.

     The Company's Board of Directors will generally be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group acquiring 15% or more of the Company's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                            THE VANTIVE CORPORATION

                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                FOR THE YEARS ENDED
                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998       1997      1996      1995      1994
                                                 --------   --------   -------   -------   -------
Consolidated Statement of Operations Data:
  Revenues:
     License...................................  $ 89,215   $ 76,471   $41,513   $16,631   $ 7,141
     Service...................................    73,885     40,875    22,761     8,404     3,073
                                                 --------   --------   -------   -------   -------
          Total revenues.......................   163,100    117,346    64,274    25,035    10,214
  Cost of Revenues:
     License...................................     1,485        736       392       163       110
     Service...................................    41,436     22,748    12,263     5,968     2,383
                                                 --------   --------   -------   -------   -------
          Total cost of revenues...............    42,921     23,484    12,655     6,131     2,493
                                                 --------   --------   -------   -------   -------
  Gross Margin.................................   120,179     93,862    51,619    18,904     7,721
  Operating Expenses:
     Sales and marketing.......................    67,615     45,811    24,676    11,582     5,068
     Research and development..................    28,293     17,508     7,261     3,319     2,072
     General and administrative................    12,827      9,377     5,389     2,167     1,099
     Acquired in-process research and
       development.............................     9,229     21,121        --        --        --
     Acquisition related compensatory
       expense.................................     1,666         --        --        --        --
                                                 --------   --------   -------   -------   -------
          Total operating expenses.............   119,630     93,817    37,326    17,068     8,239
                                                 --------   --------   -------   -------   -------
  Income (loss) from operations................       549         45    14,293     1,836      (518)
                                                 --------   --------   -------   -------   -------
  Other income (expense), net..................       711      1,305     1,286       439       (30)
                                                 --------   --------   -------   -------   -------
  Income (loss) before provisions for income
     taxes.....................................     1,260      1,350    15,579     2,275      (548)
  Provision for income taxes...................     3,546      8,308     4,674       232        --
                                                 --------   --------   -------   -------   -------
  Net income (loss)............................  $ (2,286)  $ (6,958)  $10,905   $ 2,043   $  (548)
                                                 ========   ========   =======   =======   =======
  Net income (loss) per basic share(*).........  $  (0.09)  $  (0.28)  $  0.45   $  0.10   $ (0.14)
                                                 ========   ========   =======   =======   =======
  Net income (loss) per diluted share(*).......  $  (0.09)  $  (0.28)  $  0.42   $  0.09   $ (0.14)
                                                 ========   ========   =======   =======   =======
  Basic -- Shares Used in Per Share
     Computation(*)............................    25,852     24,570    24,008    21,034     4,038
                                                 ========   ========   =======   =======   =======
  Diluted -- Shares Used in Per Share
     Computation(*)............................    25,852     24,570    25,847    23,012     4,038
                                                 ========   ========   =======   =======   =======

                                                                   DECEMBER 31,
                                                 -------------------------------------------------
                                                   1998       1997      1996      1995      1994
                                                 --------   --------   -------   -------   -------
Consolidated Balance Sheet Data:
  Working capital..............................  $109,422   $108,929   $32,959   $24,463   $ 3,438
  Total assets.................................   184,268    162,739    58,364    34,587     7,457
  Total liabilities............................   115,230    107,007    18,933     7,930     3,321
  Mandatorily redeemable convertible preferred
     stock.....................................        --         --        --        --    10,801
  Stockholders' equity (deficit)...............  $ 69,038   $ 55,732   $39,431   $26,657   $(6,665)

---------------

* Net income (loss) per share in 1996, 1995 and 1994 have been restated in accordance with the requirements of SFAS No. 128, "Earnings Per Share" and SEC Staff Accounting Bulletin No. 98.

                            THE VANTIVE CORPORATION

                            QUARTERLY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                             QUARTER ENDED
                                       ------------------------------------------------------------------------------------------
                                       DEC 31,    SEPT 30,    JUNE 30,    MAR. 31,    DEC 31,    SEPT 30,    JUNE 30,    MAR. 31,
                                        1998        1998        1998        1998       1997        1997        1997        1997
                                       -------    --------    --------    --------    -------    --------    --------    --------
Revenues:
  License............................  $25,780    $21,736     $19,182     $22,517     $24,663    $ 19,889    $16,893     $15,026
  Service............................   21,622     19,940      18,560      13,763      13,062      11,199      9,117       7,497
                                       -------    -------     -------     -------     -------    --------    -------     -------
        Total revenues...............   47,402     41,676      37,742      36,280      37,725      31,088     26,010      22,523
Cost of Revenues:
  License............................      629        537         115         204         224         210        182         120
  Service............................   12,285     10,902      10,937       7,312       7,285       6,444      4,975       4,044
                                       -------    -------     -------     -------     -------    --------    -------     -------
        Total cost of revenues.......   12,914     11,439      11,052       7,516       7,509       6,654      5,157       4,164
                                       =======    =======     =======     =======     =======    ========    =======     =======
Gross Margin.........................   34,488     30,237      26,690      28,764      30,216      24,434     20,853      18,359
Operating Expenses:
  Sales and marketing................   19,554     17,744      16,191      14,126      13,664      11,811     10,674       9,662
  Research and development...........    8,311      7,803       6,235       5,944       5,910       4,689      3,610       3,299
  General and administrative.........    3,906      3,059       2,860       3,002       3,208       2,413      2,037       1,719
  Acquired in-process research and
    development......................    1,023         --       8,206          --          --      21,121         --          --
  Acquisition related compensatory
    expense..........................      197        179       1,290          --          --          --         --          --
                                       -------    -------     -------     -------     -------    --------    -------     -------
        Total operating expenses.....   32,991     28,785      34,782      23,072      22,782      40,034     16,321      14,680
                                       -------    -------     -------     -------     -------    --------    -------     -------
Income (loss) from operations........    1,497      1,452      (8,092)      5,692       7,434     (15,600)     4,532       3,679
Other income.........................      212         75         213         211         172         376        390         367
                                       -------    -------     -------     -------     -------    --------    -------     -------
Income (loss) before provision for
  income taxes.......................    1,709      1,527      (7,879)      5,903       7,606     (15,224)     4,922       4,046
Provision for income taxes...........      676        565         121       2,184       2,816       2,178      1,817       1,497
                                       -------    -------     -------     -------     -------    --------    -------     -------
Net income (loss)....................  $ 1,033    $   962     $(8,000)    $ 3,719     $ 4,790    $(17,402)   $ 3,105     $ 2,549
                                       =======    =======     =======     =======     =======    ========    =======     =======
Net income (loss) per basic share....  $  0.04    $  0.04     $ (0.31)    $  0.15     $  0.19    $  (0.71)   $  0.13     $  0.11
                                       =======    =======     =======     =======     =======    ========    =======     =======
Net income (loss) per diluted
  share..............................  $  0.04    $  0.04     $ (0.31)    $  0.14     $  0.19    $  (0.71)   $  0.12     $  0.10
                                       =======    =======     =======     =======     =======    ========    =======     =======

                                                                   AS A PERCENTAGE OF TOTAL REVENUES
                                       ------------------------------------------------------------------------------------------
                                       DEC 31,    SEPT 30,    JUNE 30,    MAR. 31,    DEC 31,    SEPT 30,    JUNE 30,    MAR. 31,
                                        1998        1998        1998        1998       1997        1997        1997        1997
                                       -------    --------    --------    --------    -------    --------    --------    --------
Revenues:
  License............................    54.4%      52.2%       50.8%       62.1%       65.4%      64.0%       64.9%       66.7%
  Service............................    45.6       47.8        49.2        37.9        34.6       36.0        35.1        33.3
                                        -----      -----       -----       -----       -----      -----       -----       -----
        Total revenues...............   100.0      100.0       100.0       100.0       100.0      100.0       100.0       100.0
Cost of Revenues:
  License............................     1.3        1.2         0.3         0.5         0.6        0.7         0.7         0.5
  Service............................    25.9       26.1        29.0        20.2        19.3       20.7        19.1        18.0
                                        -----      -----       -----       -----       -----      -----       -----       -----
        Total cost of revenues.......    27.2       27.3        29.3        20.7        19.9       21.4        19.8        18.5
                                        =====      =====       =====       =====       =====      =====       =====       =====
Gross Margin.........................    72.8       72.7        70.7        79.3        80.1       78.6        80.2        81.5
Operating Expenses:
  Sales and marketing................    41.3       42.8        42.9        38.9        36.2       38.0        41.0        42.9
  Research and development...........    17.5       18.7        16.5        16.4        15.7       15.1        13.9        14.7
  General and administrative.........     8.2        7.3         7.6         8.3         8.5        7.8         7.8         7.6
  Acquired in-process research and
    development......................     2.2         --        21.8          --          --       67.9          --          --
  Acquisition related compensatory
    expense..........................     0.4        0.4         3.4          --          --         --          --          --
                                        -----      -----       -----       -----       -----      -----       -----       -----
        Total operating expenses.....    69.6       69.2        92.2        63.6        60.4      128.8        62.7        65.2
                                        -----      -----       -----       -----       -----      -----       -----       -----
Income (loss) from operations........     3.2        3.5       (21.5)       15.7        19.7      (50.2)       17.5        16.3
Other income.........................     0.4        0.2         0.6         0.6         0.5        1.2         1.4         1.6
                                        =====      =====       =====       =====       =====      =====       =====       =====
Income (loss) before provision for
  income taxes.......................     3.6        3.7       (20.9)       16.3        20.2      (49.0)       18.9        17.9
Provision for income taxes...........     1.4        1.4         0.3         6.0         7.5        7.0         7.0         6.6
                                        -----      -----       -----       -----       -----      -----       -----       -----
Net income (loss)....................     2.2%       2.3%       21.2%       10.3%       12.7%     (56.0)%      11.9%       11.3%
                                        =====      =====       =====       =====       =====      =====       =====       =====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company's suite of products addresses the front-office automation market and is called The Vantive Enterprise. The Vantive Enterprise consists of the following applications:
Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The Company made available Version 8 of The Vantive Enterprise in the second quarter of 1998, which contains significant enhancements including the integration of Vantive Inventory and Vantive Procurement with The Vantive Enterprise and the addition of the Partner Desktop feature. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and (ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access applications. The greatest percentage of the Company's license revenues to date has resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include consulting, customer support and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for 17.4%, 13.5% and 12.1% of total revenues, in 1998, 1997 and 1996, respectively. Because concurrent user fees are not application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales and, to a lesser degree, Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during 1998, 1997 or 1996. As significant sales to a particular end user customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer, however the Company has derived and expects to continue to derive recurring revenues from customers who use the Company's products to deliver software services to other customers.

     The Company's revenues are derived primarily from software license fees and fees for its services. License revenues consist of license fees for the Company's products as well as fees from sublicensing third-party software products. The Company generally recognizes license fees upon shipment of software products if it believes collection is probable, the license agreement requires payment within one year and the fee is fixed or determinable. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of revenues from consulting services, customer support revenues and, to a lesser extent, training revenues. Consulting and training revenues generally are recognized as services are performed. Customer support revenues are recognized ratably over the term of the support period, which is typically one year. If customer support services are included free or at a discount in a license agreement, such amounts are allocated out of the license fee at their fair market value based on the value established by independent sale of such customer support services to customers. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met. See
Note 2 of Notes to Consolidated Financial Statements.

     International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for 27.3%, 16.0% and 9.3% of the Company's revenue in 1998, 1997 and 1996, respectively. The Company believes that its continued growth and profitability will require further expansion of its international operations. The majority of the Company's revenues are denominated in the subsidiaries' functional currency and as a result, the Company has no material unhedged monetary assets, liabilities, or commitments denominated in currencies other than the operation's functional currency. Further, the Company has not performed any hedging activities to date. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and the Company's business, results of operations and financial condition could be materially adversely affected.

     There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, changes in foreign economic conditions, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the combined Company's international operations. As the Company continues to expand its international operations, significant costs may be incurred before achieving any additional international revenues, which could have an adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets.

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

     The Company has not been significantly affected by the recent unfavorable economic conditions in certain Asian, Pacific Rim and Latin American countries. If the economic conditions in these markets do not improve, however, this may have an adverse effect on the Company's business, results of operations and financial condition.

     The Company is also subject to risks associated with the change in century dates from 1999 to 2000 -- the so-called "Year 2000" issue. The date change could cause the potential disruption of the Company's internal operations, the operations of the Company's suppliers or customers or potential issues related to the Company's products or services. See the section entitled "Quantitative and Qualitative Disclosures About Market Risks -- Year 2000 Readiness Disclosure" for a discussion of this issue.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipate," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

RESULTS OF OPERATIONS

     The following table sets forth the percentages that income statement items are to total revenues for the years ended December 31, 1998, 1997 and 1996:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1997     1996
                                                              -----    -----    -----
Revenues:
  License...................................................   54.7%    65.2%    64.6%
  Service...................................................   45.3     34.8     35.4
                                                              -----    -----    -----
          Total revenues....................................  100.0    100.0    100.0
Cost of Revenues:
  License...................................................    0.9      0.6      0.6
  Service...................................................   25.4     19.4     19.1
                                                              -----    -----    -----
          Total cost of revenues............................   26.3     20.0     19.7
                                                              -----    -----    -----
Gross Margin................................................   73.7     80.0     80.3
Operating Expenses:
  Sales and marketing.......................................   41.4     39.0     38.4
  Research and development..................................   17.3     14.9     11.3
  General and administrative................................    7.9      8.0      8.4
  Acquired in-process research and development..............    5.7     18.0       --
  Acquisition related compensatory expense..................    1.0       --       --
                                                              -----    -----    -----
          Total operating expenses..........................   73.3     79.9     58.1
                                                              -----    -----    -----
Income (loss) from operations...............................    0.4      0.1     22.2
Other income (expense), net.................................    0.4      1.1      2.0
                                                              -----    -----    -----
Income (loss) before provisions for income taxes............    0.8      1.2     24.2
Provision for income taxes..................................    2.2      7.1      7.3
                                                              -----    -----    -----
Net income (loss)...........................................   (1.4%)   (5.9%)   16.9%
                                                              =====    =====    =====

  Revenues

     License. License revenues represent fees earned from licensing the rights to use the Company's software products to customers. The Company increased its license revenue by 16.7% to $89.2 million in 1998 from $76.5 million in 1997 and by 84.2% in 1997 from $41.5 million in 1996. These increases were due to market growth for the Company's products. The Company does not believe that the historical growth rates of license revenues will necessarily be sustainable or are indicative of future results.

     Service. Service revenues consist of consulting, customer support and, to a lesser extent, training services. Service revenues increased by 80.8% to $73.9 million in 1998 from $40.9 million in 1997 and by 79.6% in 1997 from $22.8 million in 1996. The increase in service revenues was primarily due to the increased demand for consulting, customer support and, to a lesser extent, training services associated with sales of licenses of the Company's software. Also, services revenue increased due to longer implementation project periods, as well as an increase in post-implementation projects from our existing customers. As the Company implements its strategy of encouraging third-party organizations, such as systems integrators, to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease, but demand for consulting services provided by the Company has continued to grow even while the Company has pursued this strategy. The Company does not believe that the historical growth rates of service revenues will necessarily be sustainable or are indicative of future results.

  COST OF REVENUES

     License. Cost of license revenues includes the cost of royalties due on embedded third-party technology, cost of product media, product duplication and manuals. Cost of license revenues increased to $1.5 million, or 1.7% of related license revenues in 1998, from $736,000, or 1.0% of related license revenues, in 1997 and from $392,000, or 0.9% of related license revenues in 1996. The increase in absolute dollars in cost of license revenues was primarily due to the increase in volume shipments of the Company's software applications and the related cost of sublicensing embedded third-party software.

     Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased to $41.4 million, or 56.1% of related service revenues in 1998, from $22.7 million, or 55.7% of related service revenues, in 1997 and from $12.3 million, or 53.9% of related service revenues, in 1996. These increases in absolute dollars were due primarily to increases in consulting, support and training personnel and third-party service providers during these periods. The increase in cost of services as a percentage of service revenues may vary between periods due to the mix of services provided by the Company and the resources used to provide these services.

     Operating Expenses. Operating expenses increased to $119.6 million, or 73.3% of revenues, in 1998 from $93.8 million, or 79.9% of revenues, in 1997 and from $37.3 million, or 58.1% of revenues in 1996. Excluding the acquired in-process research and development charge of $9.2 million and acquisition related compensatory expense of $1.7 million, operating expenses would have been $108.7 million, or 66.6% of revenues in 1998. Excluding the acquired in-process research and development charge of $21.1 million, operating expenses would have been $72.7 million, or 62.0% of revenues in 1997.

     Sales and marketing. Sales and marketing expenses increased to $67.6 million, or 41.5% of revenues, in 1998, from $45.8 million, or 39.0% of revenues, in 1997 and from $24.7 million, or 38.4% of revenues, in 1996. These increases in absolute dollars were primarily related to the expansion of the Company's sales force and marketing activities, increased expenses as a result of the increase in sales related headcount and increased marketing activities, including trade show, advertising and other promotional expenses. The Company plans to continue to invest in expanding its sales and marketing activities. Accordingly, sales and marketing expenses are anticipated to increase in absolute dollars over the coming year.

     Research and development. Research and development expenses increased to $28.3 million, or 17.3% of revenues, in 1998, from $17.5 million, or 14.9% of revenues in 1997 and from $7.3 million, or 11.3% of revenues, in 1996. Research and development expenses increased in absolute dollars between the years primarily as a result of an increase in personnel and outside contractors to support the Company's product development activities. The Company expects research and development expenses will increase in absolute dollars over the coming years.

     Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all software development costs to research and development expense.

     In March 1998, the American Institute of Certified Public Accountants, ("AICPA") issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Management expects that the adoption of SOP No. 98-1 will not have a material impact on the Company's financial position or results of operations. The Company will implement SOP No. 98-1 for fiscal year 1999.

     General and administrative. General and administrative expenses increased to $12.8 million, or 7.9% of revenues, in 1998, from $9.4 million, or 8.0% of revenues in 1997 and from $5.4 million, or 8.4% of revenues, in 1996. General and administrative expenses increased in absolute dollars during these periods primarily due to the addition of staff and information system investments to support the growth of the Company's business during these periods. The Company expects general and administrative expenses will increase in absolute dollars over the coming years.

     Acquired in-process research and development. In June 1998, the Company acquired Wayfarer Communications, Inc. ("Wayfarer"), a privately-held California corporation that specializes in web-based information delivery, by merging a wholly-owned subsidiary of the Company into Wayfarer (the "Acquisition"). The Company issued 163,969 shares of its common stock and exchanged 2,251 shares of the Company's common stock for 89% of Wayfarer shares. In December 1998, the Company issued 12,780 shares for the remaining shares of Wayfarer and recorded charges associated with acquiring the remaining minority interest of approximately 11% of Wayfarer. The Acquisition was recorded under the purchase method of accounting and the results of operations of Wayfarer and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. The Company filed a Report on Form 8-K with the SEC on July 15, 1998 in connection with the acquisition.

     In connection with the acquisition of the majority interest, an acquired in-process research and development charge of approximately $8.2 million was expensed in the quarter ended June 30, 1998. An additional acquired in-process research and development charge of approximately $1.0 million associated with the acquisition of the remaining minority interest was expensed in the quarter ended December 31, 1998.

     The Company has also recorded a compensatory expense of approximately $1.7 million associated with the Acquisition for the year ended December 31, 1998. The remaining intangibles were recorded as goodwill and will be amortized on a straight-line basis over five years.

     Provision for income taxes. The Company's provision for federal, state and foreign income taxes for fiscal 1998 was $3.5 million. The effective tax rate for fiscal 1998 was negatively affected due to the non-deductibility of the charges related to the acquired in-process research and development that resulted from the Acquisition. Excluding the effect of these charges, the effective tax rate for fiscal 1998 would have been 34%, compared to an effective tax rate of 37% for fiscal 1997. See Note 14 of the Notes to Consolidated Financial Statements.

  ACQUISITIONS

     ICC. Innovative Computer Concepts, Inc. ("ICC") was acquired in the year ended 1997 in a transaction accounted for under the purchase method of accounting. The Company acquired in-process research and development related to a client/server-based spare parts, inventory and procurement application. At the time of the acquisition, ICC was a development-stage company located in Manchester, New Hampshire. ICC was founded in 1994 with the intent of designing and marketing a client/server spare parts, inventory and procurement management software system.

     At the time of the acquisition, ICC's in-process research and development value was comprised of several individual on-going projects which included a client/server object-oriented application server architecture; a transaction bus; an event logger; a transaction processor; a business rule engine; an object/relational data layer; and productivity tools. These projects had not yet reached technological feasibility at the time of the acquisition.

     The remaining efforts necessary to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, scalability verification and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical and economic performance requirements. The Company has successfully developed the acquired in-process research and development and is currently benefiting from the license sales of the Vantive Inventory and Procurement applications.

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

     The income approach was the primary technique utilized in calculating purchased research and development. This approach included, but was not limited to, an analysis of the market for ICC products; the completion costs for the projects; the expected cash flows attributable to the in-process research and development projects; and the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, independent analyst reports, acquiring and target company records and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar public companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative ("SG&A") expenses as a result of the acquisition. Because ICC was a development stage enterprise, the Company did not anticipate any expense reductions/synergies as a result of the acquisition. The basis of the acquisition was to enhance the Company's competitive position by increasing the scope of its product offerings.

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

     Growth rates assumed in the analysis for the Combined Revenues were based upon external market expectations for growth in the overall front office market segment at the time of the acquisition. For the year ended December 31, 1998, the Company's overall revenue growth was materially less than the growth assumed in the analysis and the Company anticipates this trend to continue based upon the current market outlook. These lowered market expectations are consistent with projections made by other vendors in the ERP and front office automation markets. As a result of the lower-than-anticipated overall growth, the Company is experiencing lower growth in Combined Revenues and receiving less return on its investment than anticipated in its analysis. Although lower-than-anticipated overall growth has had an adverse effect on the Company's results of operations, the Company believes that its investment in ICC has contributed materially to its overall revenues and earnings.

     Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from ICC; however, the Company does maintain a dedicated facility in New Hampshire and has numerous consulting and training resources dedicated to support the Vantive Inventory and Procurement modules. The Company currently believes that expenses associated with completing the acquired in-process research and development and integrating the technology with the Company's existing products are approximately consistent with the Company's estimates used in its analysis, and that completion dates for the various individual on-going projects discussed above have concurred with projections at the time of the acquisition. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that the acquisition resulted in any material changes in its profit margins or SG&A expenses. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

     The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 40% was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates were consistent with ICC's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the acquired in-process technology; the useful life of such technology; the profitability levels of such technology; and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

     The forecast used in valuing the acquired in-process research and development was based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

     Currently, approximately 80% of the Company's FieldService specific sales include the ICC-derived inventory and procurement modules. This is consistent with the original expectations for the FieldService product. Sales of the Company's HelpDesk and Sales Force Automation applications have been less influenced by the availability of the ICC derived spare parts inventory and procurement modules. The Company expects that the availability of the modules derived from ICC technology will have a greater impact on sales of HelpDesk and Sales over time as the Company has completed the integration of the inventory and procurement components with HelpDesk and Sales Force Automation. The Company's FieldService modules, in conjunction with the inventory and procurement modules are competitive product offerings.

     If sales of the Combined Revenues are below anticipated levels, profitability may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, product introduction or other actions by competitors and other factors discussed herein (See "Quantitative and Qualitative Disclosures About Market Risks").

     Wayfarer. Wayfarer Communications Corp. ("Wayfarer") was acquired in the year ended 1998 in a transaction accounted for under the purchase method of accounting. The Company acquired in-process research and development related to the creation of a web-browser front end which would be used in conjunction with a new technology designed to distribute, leverage and make use of the knowledge, resources and information that companies had stored in their ERP and front office automation systems. At the time of the acquisition, Wayfarer was a development-stage company located in Mountain View, California.

     At the time of the acquisition, Wayfarer's in-process research and development value was comprised of several individual on-going projects which related to the technology associated with the development of a user interface; a monitor for internal and external Web pages; an application for the construction of modules that track information from internal corporate information sources and various ERP systems; and a server based tool. These projects had not yet reached technological feasibility at the time of the acquisition.

     The remaining efforts necessary to develop the acquired in-process research and development into commercially viable products and services principally related to the completion of all planning, designing, prototyping, scalability verification and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical and economic performance requirements.

     The acquired in-process research and development was valued at $9.2 million by an independent appraiser. This valuation was predicated on the determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that Wayfarer had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use. The value is attributable solely to the development efforts completed as of the acquisition date. The Company expensed $9.2 million of the acquired in-process research and development.

     The remaining development efforts for these projects include various phases of design, development and testing. Anticipated completion dates for the projects in progress will occur over the next three to nine months, at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to be obtained from working capital.

     The income approach was the primary technique utilized in calculating purchased research and development. This approach included, but was not limited to, an analysis of the market for Wayfarer products; the completion costs for the projects; the expected cash flows attributable to the in-process research and development projects; and the risks associated with achieving such cash flows. The assumptions underlying the cash flow projections were derived primarily from investment banking reports, acquiring and target company records and discussions with the management of both companies. Primary assumptions such as revenue growth and profitability were compared to indications of similar companies as well as indications from industry analyst reports, to determine the extent to which these assumptions were supportable. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in SG&A expenses as a result of the acquisition. Because Wayfarer was a development stage enterprise, the Company did not anticipate any expense reductions/synergies as a result of the acquisition. The basis of the acquisition was to enhance the Company's competitive position by increasing the scope of its product offerings.

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

     Expenses were estimated based on Wayfarer's internally generated projections, on Vantive data, on discussions with management regarding anticipated margin trends and by examining similar companies within the software industry. Expenses (excluding research and development) utilized in the analysis average approximately 67% of revenues through the forecasted time horizon. Research and development expenditures were expected to approximate 15% of the revenues for the forecasted time horizon.

     The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of approximately 27% was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates are commensurate with Wayfarer's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the uncertainty of technological advances that are indeterminable at this time.

     The forecast used in valuing the in-process research and development was based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results.

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

     As of December 31, 1998, Wayfarer's results have not differed significantly from the forecast assumptions. Wayfarer engineering personnel continue to work toward the completion of the in-process projects. The majority of the projects are on schedule within two to three months of planned releases. The Company's research and development expenditures since the Wayfarer acquisition have not differed materially from expectations. As the acquired in-process research and development technologies have not yet been released, revenues attributable to the in-process technologies have not yet begun to materialize. The risks associated with these efforts are still considered high and no assurance can be made that products derived from the Wayfarer technology will meet market expectations.

     Management expects to continue its support of these efforts and believes the Company will successfully complete the research and development projects. However, there is risk associated with the completion of the projects and there is no assurance that any will meet with either technological or commercial success.

     If these projects are unsuccessful, the sales and profitability of the combined company may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors and the other factors discussed herein. See "Quantitative and Qualitative Disclosures About Market Risks."

FINANCIAL CONDITION

     Total assets as of December 31, 1998 increased $21.5 million from December 31, 1997. The increase was primarily due to increases in accounts receivable and property and equipment. Net accounts receivable increased $8.8 million primarily due to increased revenues from sales of the Company's products and services. Net property and equipment increased $11.3 million primarily due to equipment purchases associated with supporting the growth of the Company's business during this period.

     Current liabilities as of December 31, 1998 increased $8.3 million from December 31, 1997. The increase was due to increases in accounts payable of $6.3 million and deferred revenues of $6.3 million, partially offset by a decrease in accrued liabilities of $4.2 million. These increases were primarily due to increased expense levels and accruals associated with a higher transaction volume and deferrals of revenues related to customer support.

LIQUIDITY AND CAPITAL RESOURCES

     Operating activities used cash of $1.4 million in 1998. The primary use of these funds was an increase in accounts receivable, prepaid expenses and other assets and in accounts payable, partially offset by decrease in other accrued liabilities and net loss from operations after the write-off of acquired in-process research and development costs. Operating activities provided cash of $5.6 million in 1997. The primary source of these funds was income from operations after the write-off of acquired in-process research and development costs, increase in accrued liabilities and deferred revenues, partially offset by increases in accounts receivables and prepaid expenses and other current assets.

     Investing activities used cash of $34.1 million in 1998, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. Investing activities used cash of $26.2 million in 1997, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

     Financing activities provided cash of $9.1 million in 1998. The primary source of these funds was proceeds from the issuance of Common Stock pursuant to the exercise of outstanding stock options. Financing activities provided cash of $72.2 million in 1997. The primary source of these funds was proceeds from the issuance of the convertible debt as discussed below.

     On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes due 2002 to certain investors and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon over a five-year term and are convertible into the Company's common stock at the Company's option, if and when the share price exceeds $41.93 per share. The Company has used the proceeds primarily for working capital. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $47.6 million and $63.9 million as of December 31, 1998 and 1997, respectively.

     At December 31, 1998, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $94.8 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

     Vantive's future operating results are uncertain and likely to fluctuate. Our operating results have varied in the past, and we expect that they will continue to fluctuate in the future. In addition, our operating results may not follow any past trends. It is particularly difficult to predict the timing or amount of our license revenues because:

     - our sales cycles are lengthy and variable, typically ranging between six and nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more time and, in any event, vary from customer to customer;

     - the amount of unfulfilled orders for our products at the beginning of a quarter is either zero or small because our products are typically shipped shortly after orders are received;

     - we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter; and

     - revenue recognition accounting policies may require us to defer recognition of license revenue for software products from the period in which the agreement for the sale of such license is signed to subsequent periods.

     Nevertheless, we base our decisions regarding our operating expenses in part on anticipated revenue trends. Because many of our expenses are relatively fixed in the short term, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues that match our projections, our operating results will suffer. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY AND CAN FALL SHORT OF ANTICIPATED LEVELS.

     Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. These quarterly variations are caused by a number of factors, including:

     - variations in demand for our products;

     - delays in customer orders;

     - timing of product deployments and achievement of milestones, particularly for large orders;

     - delays in recognition of revenue in accordance with applicable accounting principles;

     - the timing and mix of our license and services orders;

     - our ability to attract and train qualified sales personnel;

     - changes in the development of the market for our products and services;

     - our ability to develop, introduce, ship and support new and enhanced products that respond to changing technology trends in a timely manner and our ability to manage product transitions;

     - the amount and time of increases in expenses;

     - costs and complications relating to acquisitions and integration of new technologies or businesses;

     - our ability to expand our international operations;

     - the utilization rate of our services personnel; and

     - possible purchasing delays by customers as they divert resources to address Year 2000 issues.

     In addition, our stock price fluctuates based upon how our results measure against investor expectations.

  OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

     The software market in which we compete is characterized by rapid technological change. Existing products may become obsolete and unmarketable when products using new technologies are introduced and or when industry standards emerge. For example, Vantive's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms, we must continue to support and maintain our products on a variety of such platforms. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to such developments. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. We believe that such delays have not to date had a material adverse impact on our financial condition or operating results. Our business, financial condition and operating results could be materially harmed if we delay the release of our products and product enhancements or if these products or product enhancements fail to achieve market acceptance when released. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such events could materially adversely effect our business, financial condition and operating results. See the section entitled "Business -- Product Development."

  OUR BUSINESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT OF NEW PRODUCTS.

     Our product development requires substantial investment. There can be no assurance that we will have sufficient resources to make the necessary investments. We have in the past experienced development delays and it is possible that we will experience such delays in the future. There is no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. In addition, there is no assurance that such products will meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or any other reasons, to develop and introduce new and enhanced products in a timely manner, our business could be materially adversely affected.

  OUR PRODUCTS MUST OPERATE PROPERLY.

     Our software products are complex and may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Although we have not experienced any material adverse effects from any such errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could severely harm our business. Our products are generally used in systems with other vendors' products, and as a result, they must integrate successfully with existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses. The occurrence of any such problems could harm our business.

     Since our products are often used for mission critical applications such as sales, marketing or field services, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation or liability provisions. Although no product liability claim has been made against us to date, such a claim, even if it were unsuccessful, would be time-consuming and costly to defend and could harm our business. See the section entitled
"Business -- Product Development.".

  WE FACE RISKS FROM GLOBAL OPERATIONS AND EXPANSION OF INTERNATIONAL
OPERATIONS.

     International revenue, or revenue derived from sales to customers in foreign countries, accounted for 27.3%, 16.0%, and 9.3% of our revenue in 1998, 1997 and 1996, respectively. We intend to continue and substantially expand our international operations and to enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products into various languages and to develop direct and indirect international sales, consulting and support channels. We may not be able to maintain or increase international market demand for our products. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support or our relationships with our distributors may deteriorate. Additionally, recent unfavorable economic and political conditions in the Asian markets have occurred and we believe if such conditions continue over the foreseeable future they could negatively impact our business. Moreover, our foreign subsidiaries operate primarily in local currencies and their results are translated into U.S. dollars. We do not currently engage in currency hedging activities, but we may do so in the future. Increases in the value of the U.S. dollar relative to foreign currencies could materially harm our operating results.

  WE DEPEND ON SERVICE REVENUES.

     Support and service revenues represented 45.3% of our total revenues for 1998, 34.8% for 1997 and 35.4% for 1996. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

     - Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

     - We subcontract certain consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry lower gross margins than our service business overall; as a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues.

     - Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts.

     - In addition, consulting revenues as a percentage of our total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past.

     If service revenues are lower than anticipated, our business, financial condition and operating results could be materially adversely affected. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  WE DEPEND ON LICENSED TECHNOLOGY AND WE MAY INCREASE USE OF SOFTWARE LICENSED TO US BY THIRD PARTIES.

     We license technology on a non-exclusive basis from several businesses for use with our products and anticipate that we will continue to do so in the future. Our inability to continue to license these products or to license other necessary products for use with our products or substantial increases in royalty payments under third-party licenses could harm our business. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in such licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation.

     Vantive currently markets products that allow customers to make modifications to tailor our software to their business. While we believe, based on interactions with our customers, and potential customers, that customers derive significant competitive advantage from such modifications, we believe that competitive pressures, technological changes demanded by customers, and significant advances in the sophistication of third-party application development tools such as Visual Basic for Applications will require us to make greater use of third-party software in the future. Additionally, our commitment to adopt or interface with best-of-breed software technology may require us to increase use of third-party software. The greater use of third-party software could require us to invest significant resources in rewriting some or all of our software applications products utilizing third-party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation. There can be no assurance that we would be able to successfully rewrite our products or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could materially harm our business.

  OUR MARKET IS HIGHLY COMPETITIVE.

     The market for enterprise relationship management software and services is intensely competitive, fragmented and rapidly changing. We face competition or potential competition in the customer relationship management software market and services primarily from the following types of companies:

     - front-office software applications vendors such as (in alphabetical order) Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx Software Corporation, Pivotal Software and Siebel System, Inc.;

     - large enterprise hardware and software vendors such as Oracle, PeopleSoft, SAP AG, IBM's CorePoint business unit and JD Edwards & Company;

     - system integrators;

     - Internet start-ups such as Silknet Software, Inc. and Vignette Corporation; and

     - our potential customers' internal information technology departments, which may seek to develop proprietary enterprise relationship management systems.

     In addition, as we develop new products, particularly applications focused on particular industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share or that our current alliance partners may now or in the future compete with us. See the section entitled "Business -- Competition."

  CONTINUED GROWTH MAY STRAIN OUR OPERATIONS.

     We have recently experienced a period of growth and expansion. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

     We intend to continue to expand our operations internationally and domestically, grow our customer base and pursue market opportunities through multiple growth strategies. Our rapid growth and expansion places significant demands on our managerial, administrative, operational, financial and other resources. To accommodate continued anticipated growth and expansion, we will be required to:

     - improve existing and implement new operational and financial systems, procedures and controls;

     - hire, train, manage, retain and motivate qualified personnel and enter into relationships with strategic partners;

     - integrate our new management team; and

     - anticipate and respond to changing market conditions.

     These measures may place a significant burden on our management and our internal resources. If we are not able to install adequate control systems in an efficient and timely manner, if our current or planned personnel systems, procedures and controls are not adequate to support our future operations, or if we are unable to otherwise manage growth effectively, our business could be harmed.

  WE DEPEND ON KEY PERSONNEL AND MUST ATTRACT AND RETAIN ADDITIONAL QUALIFIED PERSONNEL.

     Our success depends largely on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. Our success also depends on our ability to attract and retain additional qualified engineering, sales and marketing and professional services personnel. Competition for such personnel is intense, especially in Silicon Valley, where our principal facilities are located. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our business could be harmed.

     In addition, companies in the software industry whose employees accept positions with competitors frequently claim that such competitors have breached non-competition agreements. Although no such claim has been made against us to date, we may receive such claims in the future as we hire qualified personnel, and if such a claim were to be made against us, it may result in material litigation. We could incur substantial costs in defending ourselves against any such claims, regardless of the merits of such claims.

  WE ARE DEPENDENT ON EMERGING MARKETS FOR THE GROWTH OF FRONT-OFFICE AUTOMATION SOFTWARE.

     Vantive's future financial performance will depend in large part on the growth in demand for individual front-office automation software as well as the number of organizations adopting comprehensive front-office automation software information systems for their client/server and Web computing environments. We believe that an important competitive advantage for our products is their ability to be integrated with one another and with other back office software into a front-office automation information system. If the demand for integrated suites of front-office automation applications fails to develop, or develops more slowly than we currently anticipate, this could have a material adverse effect on the demand for our products and on its business, results of operations and financial condition.

  OUR SUCCESS DEPENDS ON A LIMITED NUMBER OF PRODUCTS AND THE SUCCESSFUL DEVELOPMENT OF NEW PRODUCTS.

     To date, a significant portion of our license revenue is derived from the sale of a limited number of individual products, and in particular, Vantive Support, Vantive FieldService, Vantive Sales and Vantive HelpDesk. We expect license revenues from these products and their enhanced versions to continue to account for a significant portion of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products such as competition or technological change could materially affect our business. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of these products and other products. Additionally, we are investing in the field service, eCommerce and Web product markets. Should these markets fail to develop, not accept our products, or cause the company to lose new business and/or customers in its traditional markets our business.

  WE NEED TO EXPAND AND LEVERAGE OUR DISTRIBUTION CHANNELS.

     We have historically sold our products through our direct sales force. Our ability to achieve significant revenue growth in the future will depend in large part on our success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to expand our domestic and international direct sales force and to develop distribution relationships with certain third-party distributors, resellers and systems integrators. There can be no assurance that we will be able to attract a sufficient number of third-party distribution partners or that such partners will recommend our products. The inability to establish successful relationships with distributors, resellers or systems integrators could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that we will be able to successfully expand our direct sales force or other distributors. If we fail expand our direct sales force or other distribution channels our business could be harmed.

  WE NEED TO SUCCESSFULLY LEVERAGE THIRD-PARTY RELATIONSHIPS.

     Vantive relies heavily on our relationships with a number of organizations that are important to worldwide sales and marketing of our products. If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, our business, financial condition and operating results could be materially adversely affected. We also rely on a number of systems consulting and integration firms to implement our software, provide customer support services and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. These third parties, many of which have significantly greater resources than we have, may in the future market software products that compete with ours or reduce or discontinue their relationships with us or their support of our products. In addition, our business, financial condition and operating results could be materially adversely affected if:

     - we are unable to develop and retain effective, long-term relationships with systems integrators;

     - we are unable to adequately train a sufficient number of systems integrators;

     - systems integrators do not have or do not devote the resources necessary to facilitate implementation of our products; or

     - systems integrators endorse a product or technology other than ours.

  POSSIBLE VOLATILITY OF OUR STOCK PRICE.

     In the past, the price of our common stock has been volatile. The market price of the common stock could substantially fluctuate due to future announcements concerning Vantive or our competitors such as:

     - quarterly variations in operating results

     - announcements of technological innovations

     - the introduction of new products or changes in product pricing policies by Vantive or its competitors

     - proprietary rights or other litigation

     - changes in earnings estimates by analysts

     In addition, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of such companies and could result from many other factors. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of our common stock, which could in turn harm our business.

  WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY.

     Our success and ability to compete depend on our proprietary technology. We rely primarily on copyright, trade secret and trademark law and, to a lesser extent, patent law, to protect the source code for our proprietary software and other proprietary information. We presently have only two patents and no patent applications pending. We also enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third-party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. In addition, effective trademark protection may not be available. Our competitors may adopt names similar to our trade-names, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

     We may have to litigate to enforce our intellectual property rights, to protect our trade secrets of know-how or to determine their scope and validity, or the scope, validity or enforceability of the proprietary rights of other third parties. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. In addition, the laws of other countries may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our protective measures may be inadequate in these countries to protect our proprietary rights. Any failure to enforce or protect our intellectual property rights could cause us to lose a valuable asset and could harm our business.

  WE MAY INFRINGE THE PROPRIETARY RIGHTS OF OTHERS.

     Although we are not aware of any infringement by any of our products of the patent, trademark, copyright or other proprietary rights of any third-party, claims may be made against us in the future that allege violation of such proprietary rights as a result of the use by us, our customers or other third-parties of our products. Any such claim would be costly and time-consuming to defend, would divert our management's attention, could cause product delays and could otherwise harm our business. If we were to discover that our products violate a third-party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Such arrangements may not be available to us, and even if they are available, they might be prohibitively expensive.

  PRODUCT LIABILITY.

     Our license agreements with our customers typically contain provisions intended to limit our exposure to potential product liability claims. It is possible that the limitation of liability provisions contained in such agreements may not be effective or may not be enforced in a particular jurisdiction. Although we have not experienced any product liability claims to date, our sale and support of such products and the acquisition of other businesses may entail the risk of such claims. A successful product liability action brought against us could harm our business.

  YEAR 2000 READINESS DISCLOSURE

     As is true for most companies, the Year 2000 issue creates risks for Vantive. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The Year 2000 issue not only has an impact on Vantive at the end of the calendar year 1999, but could also have an impact on us in the year 2000. Our risk exists primarily in the following areas:

     - systems used by Vantive to run its business including information systems, equipment and facilities;

     - systems used by Vantive's suppliers;

     - potential warranty or other claims from our customers with respect to our products or services; and

     - potential for reduced spending, or a moratorium on spending, by potential customers due to Year 2000 remediation.

     We are continuing to evaluate and mitigate our exposure in those areas where appropriate and possible.

     State of Readiness. In 1998 two groups were assigned to address Vantive's Year 2000 readiness efforts. The head of our engineering department is in charge of the product readiness group. Our head of internal systems and technology is in charge of the internal systems readiness group. These groups have been meeting on a regular basis to review Vantive's Year 2000 readiness and to coordinate company-wide efforts.

     Internal Systems and Equipment and Facilities. Internal systems include those used to run Vantive's business, such as finance, manufacturing, order processing and distribution. Vantive has completed its evaluation of most of these applications for Year 2000 compliance, and has begun remediation or replacement of systems, where necessary. We expect to achieve remediation without significant impact on the operational results of our business by September 1999, with continued testing through the end of 1999. In the event that implementation of replacement systems is delayed, or if significant new compliance issues are identified, our ability to conduct our business or record transactions could be disrupted which could harm our results of operations or financial condition.

     Vantive is in the process of evaluating Year 2000 compliance of its equipment and critical suppliers of goods and services. Critical equipment, such as manufacturing equipment, has been identified, and Vantive is currently in the process of contacting its suppliers to ascertain Year 2000 compliance. Vantive has submitted questionnaires to those suppliers on its internal systems and has received certification from suppliers on year 2000 readiness. We expect to achieve remediation by September 1999 without significant impact on the operational results of our business, with continued testing through the end of 1999. In the event that identification of non-compliant equipment and any upgrade or replacement of equipment is delayed, our design, production and shipping capabilities could be disrupted, which could harm our results of operation or financial condition.

     We are assessing Year 2000 readiness of our owned and leased facilities worldwide. Priority is being placed on critical facilities that house large numbers of employees or significant operations. We expect to complete remediation by September 1999. The continued functioning of these facilities is important to operations, and, as such, any delays in achieving Year 2000 compliance with respect to these facilities could harm Vantive's results of operations or financial condition.

     Vantive Products. Vantive has conducted evaluation of its currently available products. We believe that our current products are materially Year 2000 compliant. We have not tested all previous releases or versions of all of our products, nor have we tested all current products within all customers' systems environments. To assist customers in evaluating Year 2000 readiness of Vantive's products, we have developed information on the capability of our products. This information is located on Vantive's website (www.Vantive.com) and is periodically updated as assessment of additional products is completed. Certain of our disclosures and announcements concerning our products and Year 2000 programs, including those in this report on Form 10-K, are intended to constitute "Year 2000 Readinesss Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. The inability of any of our products to operate properly in the Year 2000 could result in increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could materially harm our results of operations or financial condition. Additionally, because there is no uniform definition of Year 2000 "compliance" and because all customer situations cannot be anticipated, particularly those involving other vendors' products, Vantive may see a change in demand or an increase in warranty and other claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

     Key Suppliers of Technology for Resale by Vantive for Use With Vantive Products. Vantive has contacted suppliers of products resold by Vantive to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. We believe such suppliers' products are materially Year 2000 compliant and plan to work with all suppliers for assessment and remediation for Year 2000 compliance. Because Vantive does not provide a warranty for such products, and because only a small percentage of our customers have purchased such products from us, we believe our exposure to product warranty claims is minimal. As needed, Vantive will identify alternative sources of such products. If suppliers fail to adequately address the Year 2000 issue for the products or services they provide to Vantive and which are resold by Vantive, this could materially harm our results of operations or financial condition.

     Contingency Plans. Because we are still assessing our Year 2000 compliance in all areas, contingency plans have not yet been determined. As the assessments are completed, contingency plans will be developed as needed. For example, contingency plans for production facilities could include shifting production and distribution to other Vantive facilities or engaging subcontractors.

     Costs to Address Year 2000 Issues. Based on our current assessment, it is expected that the total cost of these programs could be between $500,000 and $1,700,000. Approximately $100,000 has been spent on these programs to date. All expected costs are based on our current evaluation of the Year 2000 programs and are subject to change as the programs progress. It is anticipated that the majority of the Year 2000 costs incurred will consist of consultant's fees and internal hardware and software upgrades or replacements. We do not separately track the internal labor costs associated with the Year 2000 project unless it is an employee's principal job function. These internal labor costs, including employee efforts involved in assessing our Year 2000 exposures, testing, and remediating non-compliant Year 2000 systems, communicating with customers, and various other employee-related tasks, have not been included in the total estimated costs. Any costs associated with potential Year 2000 litigation exposure are not currently ascertainable and are not included in the total cost estimate above.

     Future Sales Impact. Year 2000 compliance is an issue for virtually all businesses whose computer systems and applications may require significant hardware and software upgrades or modifications. Companies owning and operating such systems may plan to devote a substantial portion of their information technology spending to fund such upgrades and modifications and divert spending away from projects such as customers relationship management or front office software applications. We believe that some companies have instituted a moratorium on new information technology projects until their Year 2000 issues are satisfactorily addressed. Such changes in customers' spending patterns could materially harm our sales, operating results or financial condition.

  REMEDIATION OF PROBLEMS RELATED TO THE EUROPEAN MONETARY CONVERSION MAY INVOLVE SIGNIFICANT TIME AND EXPENSE AND MAY REDUCE OUR FUTURE SALES.

     Vantive is aware of the issues associated with the changes in Europe aimed at forming a European economic and monetary union. One of the changes resulting from this union required member countries to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999, at which date the Euro became a functional legal currency of these countries. During the next three years, business in member countries will be conducted in both the existing national currency, such as the French Franc or the Deutschemark, and the Euro. As a result, companies operating in or conducting business in member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

     We are still assessing the impact the conversion to the Euro will have on both our internal systems and the products we sell. We will take appropriate corrective actions based on the results of such assessment. We have not yet determined the costs related to addressing this issue. This issue and its related costs could harm our business.

  ACQUISITION AND NEW VENTURES MAY PRESENT RISKS TO OUR BUSINESS.

     As part of our business strategy, we may in the future make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions may create risks for us, including:

     - difficulties in the assimilation of acquired personnel, operations, technologies or products;

     - unanticipated costs associated with the acquisition;

     - diversion of management's attention from other business concerns;

     - adverse effects on existing business relationships with suppliers and customers;

     - risks of entering markets where we have no or limited prior experience;

     - potential loss of key employees of acquired organizations; and

     - loss of customers that, as a result of an acquisition, become competitors.

     These risks and difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and our failure to do so could harm our business.

     In addition, in connection with any future acquisitions, we could:

     - issue equity securities which would dilute current stockholders' percentage ownership;

     - incur substantial debt; or

     - assume significant liabilities.

     Such actions by us could materially adversely affect our operating results and/or the price of our common stock.

  CHANGES IN ACCOUNTING STANDARDS COULD AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS.

     We recognize revenues from software license agreements upon delivery of our software products if:

     - persuasive evidence of an arrangement exists;

     - collection is probable; and

     - the fee is fixed or determinable.

     We recognize customer support (maintenance) revenues ratably over the contract term -- typically one year -- and recognize revenues for consulting and training services as such services are performed.

     Statement of Position 97-2, "Software Revenue Recognition," was issued in October 1997 by the American Institute of Certified Public Accountants and amended by Statement of Position 98-4. We adopted Statement of Position 97-2 effective January 1, 1998. Based on our interpretation of Statement of Position 97-2 and Statement of Position 98-4, we believe our current revenue recognition policies and practices are consistent with Statement of Position 97-2 and Statement of Position 98-4.

     In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition", with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria of SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

  YOU SHOULD NOT UNDULY RELY ON FORWARD-LOOKING STATEMENTS.

     This report contains forward-looking statements that involve risks and uncertainties. We use words such as "anticipate," "believes," "expects," "future" and "intends," and similar expressions, to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including the risks described above and elsewhere in this report.

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

     Information required by this item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from the definitive proxy statement for the Company's 1999 annual meeting of stockholders to be filed with the Commission pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form (the "Proxy Statement") under the caption "EXECUTIVE COMPENSATION AND OTHER MATTERS."

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                         PAGE NUMBER
                                                                         -----------
(a) The following documents are filed as a part of this Form:

     1.    Financial Statements --
           Report of Independent Public Accountants                          F-1

           Consolidated Balance Sheets --
           As of December 31, 1998 and 1997                                  F-2

           Consolidated Statements of Operations --
           For the Three Years Ended December 31, 1998                       F-3

           Consolidated Statements of Stockholders' Equity --
           For the Three Years Ended December 31, 1998                       F-4

           Consolidated Statements of Cash Flows --
           For the Three Years Ended December 31, 1998                       F-5

           Notes to Consolidated Financial Statements                        F-6

     2...  List of Subsidiaries                                              S-1

           Consent of Independent Public Accountants                         S-2

           Valuation and Qualifying Accounts                                 S-3

           All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits: See Index to Exhibits on page 37. The Exhibits listed in the accompanying Index to Exhibits are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K:

     1.    Report on Form 8-K filed on June 23, 1998

     2.    Report on Form 8-K filed on July 15, 1998

     3.    Report on Form 8-K/A filed on September 14, 1998

     4.    Report on Form 8-K filed on December 18, 1998

(c) Exhibits

     1.    Offer Letter dated November 4, 1998 between the Company and
           James Whitaker.

     2.    Offer Letter dated November 25, 1998 between the Company and
           Steven J. Sherman.

     3.    Offer Letter dated January 27, 1999 between the Company and
           Guy Dubois.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE VANTIVE CORPORATION:

     We have audited the accompanying consolidated balance sheets of The Vantive Corporation, (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Vantive Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

San Jose, California
January 22, 1999

                            THE VANTIVE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              --------------------
                                                                1998        1997
                                                              --------    --------
CURRENT ASSETS:
  Cash and cash equivalents.................................  $ 51,636    $ 77,583
  Short-term investments....................................    43,174      23,800
  Accounts receivable, net of allowance for doubtful
     accounts of $2,370 and $1,820 in 1998 and 1997,
     respectively...........................................    42,110      33,295
  Prepaid expenses and other current assets.................    18,433      11,896
                                                              --------    --------
          Total current assets..............................   155,353     146,574
                                                              --------    --------
  Property and equipment, net...............................    23,736      12,465
  Other assets..............................................     5,179       3,700
                                                              --------    --------
          TOTAL ASSETS......................................  $184,268    $162,739
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable..........................................  $  6,615    $  3,680
  Accrued liabilities.......................................    23,042      23,868
  Current portion of capital lease obligations..............       185         270
  Deferred revenues.........................................    16,089       9,827
                                                              --------    --------
          Total current liabilities.........................    45,931      37,645
                                                              --------    --------
  Convertible debt..........................................    69,000      69,000
  Capital lease obligations, net of current portion.........       165          25
  Other.....................................................       134         337
STOCKHOLDERS' EQUITY:
  Preferred Stock: $.001 par value, 2,000,000 shares
     authorized; no shares issued and outstanding at
     December 31, 1998......................................        --          --
  Common Stock: $.001 par value, 50,000,000 shares
     authorized; 26,414,607 and 25,275,191 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................        27          25
  Additional paid-in-capital................................    71,896      56,741
  Accumulated other comprehensive income (loss).............       337         (98)
  Accumulated deficit.......................................    (3,222)       (936)
                                                              --------    --------
          Total stockholders' equity........................    69,038      55,732
                                                              --------    --------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........  $184,268    $162,739
                                                              ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1998        1997        1996
                                                              --------    --------    --------
REVENUES:
  License...................................................  $89,215     $76,471     $41,513
  Service...................................................   73,885      40,875      22,761
                                                              -------     -------     -------
          Total revenues....................................  163,100     117,346      64,274
COST OF REVENUES:
  License...................................................    1,485         736         392
  Service...................................................   41,436      22,748      12,263
                                                              -------     -------     -------
          Total cost of revenues............................   42,921      23,484      12,655
                                                              -------     -------     -------
GROSS MARGIN................................................  120,179      93,862      51,619
OPERATING EXPENSES:
  Sales and marketing.......................................   67,615      45,811      24,676
  Research and development..................................   28,293      17,508       7,261
  General and administrative................................   12,827       9,377       5,389
  Acquired in-process research and development (Note 3).....    9,229      21,121          --
  Acquisition related compensatory expense (Note 3).........    1,666          --          --
                                                              -------     -------     -------
          Total operating expenses..........................  119,630      93,817      37,326
                                                              -------     -------     -------
INCOME FROM OPERATIONS......................................      549          45      14,293
                                                              -------     -------     -------
OTHER INCOME (EXPENSE):
  Interest income...........................................    4,692       2,773       1,445
  Interest expense..........................................   (3,981)     (1,468)       (159)
                                                              -------     -------     -------
          Total other income................................      711       1,305       1,286
                                                              -------     -------     -------
INCOME BEFORE PROVISION FOR INCOME TAXES....................    1,260       1,350      15,579
PROVISION FOR INCOME TAXES..................................    3,546       8,308       4,674
                                                              -------     -------     -------
NET INCOME (LOSS)...........................................  $(2,286)    $(6,958)    $10,905
                                                              =======     =======     =======
NET INCOME (LOSS) PER BASIC SHARE...........................  $ (0.09)    $ (0.28)    $  0.45
                                                              =======     =======     =======
NET INCOME (LOSS) PER DILUTED SHARE.........................  $ (0.09)    $ (0.28)    $  0.42
                                                              =======     =======     =======
BASIC-SHARES USED IN PER SHARE COMPUTATION..................   25,852      24,570      24,008
                                                              =======     =======     =======
DILUTED-SHARES USED IN PER SHARE COMPUTATION................   25,852      24,570      25,847
                                                              =======     =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                                        TOTAL
                                     COMMON STOCK                    ACCUMULATED       RETAINED     STOCKHOLDERS'
                                  ------------------   ADDITIONAL       OTHER         EARNINGS/        EQUITY/
                                                PAR     PAID-IN     COMPREHENSIVE    (ACCUMULATED   (ACCUMULATED    COMPREHENSIVE
                                    SHARES     VALUE    CAPITAL     INCOME/(LOSS)      DEFICIT)       DEFICIT)      INCOME/(LOSS)
                                  ----------   -----   ----------   --------------   ------------   -------------   -------------
Balance at December 31, 1995....  23,895,238    $12     $31,538          $(22)         $(4,871)        $26,657
  Net income....................          --     --          --            --           10,905          10,905         $10,905
  Other comprehensive
    income/(loss) -- foreign
    currency translation
    adjustments, net of tax.....          --     --          --            (3)              --              (3)             (3)
                                                                                                                       -------
  Comprehensive income..........                                                                                       $10,902
                                                                                                                       =======
  Exercise of stock options.....     246,854     --         498            --               --             498
  Repurchase of common stock....     (44,452)    --         (20)           --               --             (20)
  Common stock issued under
    Employee Stock Purchase
    Plan........................      42,801     --         324            --               --             324
  Stock dividend (2-for-1 stock
    split)......................                 12          --            --              (12)             --
  Disqualifying disposition of
    stock options...............          --     --       1,070            --               --           1,070
                                  ----------    ---     -------          ----          -------         -------
Balance at December 31, 1996....  24,140,441     24      33,410           (25)           6,022          39,431
  Net loss......................          --     --          --            --           (6,958)         (6,958)        $(6,958)
  Other comprehensive
    income/(loss) -- foreign
    currency translation
    adjustments, net of tax.....                                          (73)                             (73)            (73)
                                                                                                                       -------
  Comprehensive loss............                                                                                       $(7,031)
                                                                                                                       =======
  Exercise of stock options.....     461,227     --       1,333            --               --           1,333
  Repurchase of common stock....     (19,588)    --          (7)           --               --              (7)
  Common stock issued under
    Employee Stock Purchase
    Plan........................      37,540     --         630            --               --             630
  Issuance of common stock for
    acquisition.................     655,571      1      19,654            --               --          19,655
  Disqualifying disposition of
    stock options...............          --     --       1,721            --               --           1,721
                                  ----------    ---     -------          ----          -------         -------
Balance at December 31, 1997....  25,275,191     25      56,741           (98)            (936)         55,732
  Net loss......................          --     --          --            --           (2,286)         (2,286)        $(2,286)
  Other comprehensive
    income/(loss) -- foreign
    currency translation
    adjustments, net of tax.....                                          435                              435             435
                                                                                                                       -------
  Comprehensive loss............                                                                                       $(1,851)
                                                                                                                       =======
  Exercise of stock options.....     744,532      1       5,160            --               --           5,161
  Repurchase of common stock....     (15,416)    --         (16)           --               --             (16)
  Common stock issued under
    Employee Stock Purchase
    Plan........................      94,784     --         915            --               --             915
  Issuance of common stock for
    acquisitions................     315,516      1       6,075            --               --           6,076
  Disqualifying disposition of
    stock options...............          --     --       3,021            --               --           3,021
                                  ----------    ---     -------          ----          -------         -------
Balance at December 31, 1998....  26,414,607    $27     $71,896          $337          $(3,222)        $69,038
                                  ==========    ===     =======          ====          =======         =======

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................  $ (2,286)   $ (6,958)   $ 10,905
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Acquired in-process research and development..........     8,206      21,121          --
     Acquisition related compensatory expense..............     1,290          --          --
     Depreciation and amortization.........................     6,028       2,519       1,388
     Provision for sales allowances and doubtful
       accounts............................................     1,001       1,040         455
     Changes in operating assets and liabilities, net of
       acquisition --
       Increase in accounts receivable.....................    (9,789)    (20,530)    (10,181)
       Increase in prepaid expenses and other current
          assets...........................................    (6,526)     (7,393)     (3,377)
       Increase (decrease) in other assets.................       575      (2,600)       (247)
       Increase (decrease) in accounts payable/accrued
          liabilities......................................    (3,057)     16,300       7,192
       Increase (decrease) in long-term liabilities........    (2,198)       (725)        330
       Increase in deferred revenues.......................     5,370       2,804       3,859
                                                             --------    --------    --------
          Net cash provided by (used in) operating
            activities.....................................    (1,386)      5,578      10,324
                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of short term investments......................   (19,371)    (16,947)      1,962
  Purchase of ICC, net of cash acquired....................        --      (1,079)         --
  Purchases of property and equipment......................   (14,731)     (8,130)     (5,180)
                                                             --------    --------    --------
          Net cash used in investing activities............   (34,102)    (26,156)     (3,218)
                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of convertible debt...............        --      69,000          --
  Net proceeds from issuance of common stock...............     9,453       3,685       1,892
  Repurchase of common stock...............................       (16)         (7)        (20)
  Payments on capital lease obligations....................      (330)       (461)       (572)
                                                             --------    --------    --------
          Net cash provided by financing activities........     9,107      72,217       1,300
                                                             --------    --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......   (26,381)     51,639       8,406
EFFECT OF EXCHANGE RATE CHANGES ON CASH....................       434         (73)         (3)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.............    77,583      26,017      17,614
                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................  $ 51,636    $ 77,583    $ 26,017
                                                             ========    ========    ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITY
  Cash paid for interest...................................  $  3,880    $  1,468    $    159
                                                             ========    ========    ========
  Cash paid for income taxes...............................  $  5,400    $  5,864    $  4,375
                                                             ========    ========    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                            THE VANTIVE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. DESCRIPTION OF BUSINESS:

     The Vantive Corporation (the "Company") designs, markets and supports a suite of software applications in the front-office automation market that enable businesses to improve sales performance and enhance customer loyalty. The Company's suite of products addresses the front-office automation market and is called The Vantive Enterprise. The Company also performs consulting, education and support services for customers that license its products. The Company has wholly-owned subsidiaries in Australia, Barbados, Canada, France, Germany, the Netherlands, Singapore, United Kingdom and the United States.

 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

     Cash and Cash Equivalents. For purposes of the Statements of Cash Flows, the Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents. Cash equivalents primarily consist of certificates of deposit, money market accounts, treasury bills and commercial paper with a maturity of less than 90 days.

     Statements of Cash Flows. For purposes of the Statements of Cash Flows, non-cash transactions for the years ended December 31, 1998, 1997 and 1996 include capital lease additions of approximately $350,000, $35,000 and $194,000, respectively. For the year ended December 31, 1998, non-cash transactions also included the issuance of $4,330,643 of common stock and stock options to acquire Wayfarer Communications, Inc. (See Note 3).

     Investments. The Company accounts for its investments under the provision of Statement of Financial Accounting Standards No. 115 ("SFAS115"), "Accounting for Certain Investment in Debt and Equity Securities." The Company has classified all marketable debt securities and long-term debt investments as held-to-maturity and has accounted for these investments at amortized cost.

     As of December 31, 1998, the Company's investments consisted of the following (in thousands):

                                                   AMORTIZED     SECURITIES MATURING
                                                   COST BASIS      WITHIN ONE YEAR
                                                   ----------    -------------------
Debt securities issued by the U.S. Treasury and
  other U.S. Government agencies.................   $11,711            $11,711
Corporate Debt Securities........................    31,463             31,463
                                                    -------            -------
                                                    $43,174            $43,174
                                                    =======            =======

     As of December 31, 1997, the Company's investments consisted of the following (in thousands):

                                                   AMORTIZED     SECURITIES MATURING
                                                  COST BASIS       WITHIN ONE YEAR
                                                  -----------    -------------------
Debt securities issued by the U.S. Treasury and
  other U.S. Government agencies................    $13,054            $13,054
Corporate Debt Securities.......................     10,746             10,746
                                                    -------            -------
                                                    $23,800            $23,800
                                                    =======            =======

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash equivalents, short-term investments and accounts receivable. The company places its cash equivalents and short-term investments with high-credit qualified financial institutions and, by practice, limits the amount of credit exposure to any one financial institution.

                            THE VANTIVE CORPORATION

Concentrations of credit risk with respect to accounts receivable are limited due to many customers comprising the company's customer base and their dispersion across different industries and geographies.

     As of December 31, 1998, approximately 21% of accounts receivable were concentrated with five customers. The Company performs ongoing credit evaluations of its customer's financial condition and the risk of loss with respect to its trade receivables is further mitigated by the fact that the Company's customer base is comprised of well established companies. The Company provides reserves for credit losses and such losses have been insignificant to date.

     Property and Equipment. Property and equipment are carried at cost and depreciated or amortized using the straight-line method over the estimated useful lives of the related assets (or over the lease term if it is shorter for leasehold improvements), which range from three to five years.

     Revenue Recognition. The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of consulting, customer support and training services performed for customers that license its products.

     Revenues from software license agreements are recognized upon shipment of the software if collection is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Revenues from services have to date consisted primarily of consulting revenues, customer support revenues and, to a lesser extent, training revenues. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in re-licensing the Company's products to end-users. In certain circumstances, sublicense fees are recognized upon the initial sale if all products subject to sublicensing are shipped in the current period, no rights of return policy exists, collection is probable, payment is due within one year and the fee is fixed or determinable. If these conditions are not met, the Company does not recognize sublicense fees until reported by the reseller in re-licensing the Company's products to end-users.

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

     In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition", with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the

                            THE VANTIVE CORPORATION
total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

     In addition, such implementation guidance may necessitate substantial changes in the Company's business practices in order for the Company to continue to recognize a substantial portion of its license fee revenue upon delivery of its software products. Such changes may reduce demand, extend sales cycles, increase administrative costs and otherwise adversely affect operations. In addition, the Company could become competitively disadvantaged relative to foreign-based competitors not subject to U.S. generally accepted accounting principles.

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

     Major Customers. During 1998, 1997 and 1996, no customer accounted for 10% or more of total revenues.

     Export Sales. Export sales consist of domestic sales to customers in foreign countries. During 1998, 1997 and 1996, export sales were less than 10% of total revenues.

     International Revenues. International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 27%, 16% and 9% of the Company's revenue in 1998, 1997 and 1996, respectively.

     Software Development Costs. The Company capitalizes internally generated software development costs under the provision of Statement of Financial Accounting Standards No. 86 (SFAS 86), "Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed." Capitalization of computer software development costs begins upon the establishment of technological feasibility, which the Company has defined as completion of a working model. Internally generated capitalizable software development costs have not been material for the years ended December 31, 1998, 1997 and 1996. The Company has charged its software development costs to research and development expense in the accompanying consolidated statements of operations.

     Foreign Currency Translation. The functional currency of the Company's subsidiaries is the local currency. Accordingly, the assets and liabilities of operations outside the United States were translated into United States dollars using current exchange rates and the effects of foreign currency translation adjustments are included as a component of stockholders' equity. The majority of the Company's revenues are denominated in the subsidiaries' functional currency and as a result, the Company has no material unhedged monetary assets, liabilities, or commitments denominated in currencies other than the operation's functional currency. Further, the Company has not performed any hedging activities to date.

     Earnings (Loss) per Share. Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for

                            THE VANTIVE CORPORATION
all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options. For the years ended 1998 and 1997, net loss per diluted share is based on weighted average common shares and excludes any common stock equivalents as they would be anti-dilutive due to the reported loss. The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the years ended 1998, 1997 and 1996.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------
                                                   1998          1997          1996
                                                ----------    ----------    ----------
                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss).............................    $(2,286)      $(6,958)      $10,905
Basic Earnings Per Share:
  Income (loss) available to common
     shareholders.............................     (2,286)       (6,958)       10,905
  Weighted average common shares
     outstanding..............................     25,852        24,570        24,008
                                                  -------       -------       -------
Basic earnings (loss) per share...............    $ (0.09)      $ (0.28)      $  0.45
                                                  =======       =======       =======
Diluted Earnings Per Share:
  Income (loss) available to common
     shareholders.............................    $(2,286)      $(6,958)      $10,905
  Weighted average common shares
     outstanding..............................     25,852        24,570        24,008
  Common stock options (unless
     anti-dilutive)...........................         --            --         1,839
                                                  -------       -------       -------
          Total weighted average common shares
            and equivalents...................     25,852        24,570        25,847
                                                  -------       -------       -------
Diluted earnings (loss) per share.............    $ (0.09)      $ (0.28)      $  0.42
                                                  =======       =======       =======

     Approximately 1.3 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share for the year ended December 31, 1998, as a result of their anti-dilutive effect due to the reported net loss. Approximately 2.5 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share for the year ended December 31, 1997 as a result of their anti-dilutive effect due to the reported net loss.

     Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130), which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The Company has chosen to disclose Comprehensive Income, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Stockholders' Equity. Prior years have been restated to conform to the SFAS No. 130 requirements.

     Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

     Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation and amortization, taxes and contingencies. Actual results could differ from those estimates.

     Recent Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities".

                            THE VANTIVE CORPORATION

SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. As the Company does not currently hold derivative instruments or engage in hedging activities, the Company does not believe the adoption of SFAS No. 133 will have a material effect on the financial statement.

 3. ACQUISITIONS:

     In June 1998, the Company acquired Wayfarer Communications, Inc. ("Wayfarer"), a privately-held California corporation that specializes in web-based information delivery by merging a wholly-owned subsidiary of the Company into Wayfarer (the "Acquisition"). The Company issued 163,969 shares of its common stock and exchanged 2,251 shares of the Company's common stock for 89% of Wayfarer shares. In December 1998, the Company issued 12,780 shares for the remaining shares of Wayfarer and recorded charges associated with acquiring the remaining minority interest of approximately 11% of Wayfarer. The Acquisition was recorded under the purchase method of accounting and the results of operations of Wayfarer and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. The Company filed a Report on Form 8-K with the SEC on July 15, 1998 in connection with the acquisition.

     In connection with the acquisition of the majority interest, an acquired in-process research and development charge of approximately $8.2 million was expensed in the quarter ended June 30, 1998. An additional, acquired in-process research and development charge of approximately $1.0 million associated with the acquisition of the remaining minority interest was expensed in the quarter ended December 31, 1998.

     The Company has also recorded a compensatory expense of approximately $1.7 million associated with the Acquisition for the year ended December 31, 1998. The remaining intangibles of $415,00 were recorded as goodwill and will be amortized on a straight-line basis over five years.

     The following table presents the unaudited pro forma results assuming that the Company had acquired Wayfarer at the beginning of 1998 and 1997, respectively. Net income and basic and diluted earnings per share amounts have been adjusted to exclude the write-off of acquired in process research and development of approximately $9.2 million and the acquisition-related compensatory expense of $1.7 million and includes an adjustment for the goodwill amortization that would have been recorded in each period. This information may not necessarily be indicative of the future combined results of operations of the Company.

                                                          TWELVE MONTHS ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                           1998         1997
                                                         ---------    ---------
                                                         (IN THOUSANDS, EXCEPT
                                                            PER SHARE DATA)
Revenues.............................................    $163,148     $117,956
Net income (loss)....................................       4,719      (11,772)
Basic earnings (loss) per share......................        0.18        (0.48)
Diluted earnings (loss) per share....................        0.17        (0.48)

     On August 26, 1997, the Company completed the acquisition of Innovative Computer Concepts, Inc. ("ICC"), a leading developer of software that improves spare parts, procurement and management for field service applications (the "Merger"). The Company paid $125,000 in cash and issued 655,571 shares of its common stock in exchange for all outstanding shares of ICC. The Company also assumed all outstanding ICC options, which were converted to options to purchase approximately 32,381 shares of the Company's common

                            THE VANTIVE CORPORATION
stock, resulting in a total purchase price of $21.0 million (including direct costs of the acquisition). The Merger was recorded under the purchase method of accounting and therefore, the results of operations of ICC and the fair value of the acquired assets and liabilities were included in the Company's financial statements beginning on the acquisition date. Upon consummation of the Merger, ICC became a wholly owned subsidiary of the Company. In connection with the acquisition, the Company received an appraisal of the intangible assets, which indicated that approximately $21.1 million represented acquired in-process research and development. The acquired in-process research and development was expensed in the quarter ended September 30, 1997. In addition, the Company has recorded goodwill of approximately $680,000 that will be amortized over the next five years.

     The valuation of the acquired in-process research and development was predicated on the determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that ICC had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use other than as a software application. The value is attributable solely to the development efforts completed as of the acquisition date.

     The income approach was the primary technique utilized in calculating the acquired in-process research and development. This approach included, but was not limited to, an analysis of (1) the market for ICC products; (2) the completion costs for the projects; (3) the expected cash flows attributable to the in-process research and development projects; and (4) the risks associated with achieving such cash flows. The Company did not assume in its model any material change in its profit margins as a result of the acquisition and did not assume any material increases in selling, general and administrative ("SG&A") expenses as a result of the acquisition. Because ICC was a development stage enterprise, the Company did not anticipate any expense reductions/synergies as a result of the acquisition. The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 40 percent was deemed appropriate for the business enterprise and for the in-process research and development.

     The remaining efforts necessary to develop the acquired in-process technology into commercially viable products and services principally related to the completion of all planning, designing, prototyping, scalability verification and testing activities that were necessary to establish that the proposed technologies would meet their design specifications including functional, technical and economic performance requirements. The Company has successfully developed the acquired in-process research and development and is currently benefiting from the license sales of the Vantive Inventory and Procurement applications.

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

     The following table presents the unaudited pro forma results for informational purposes to present the results assuming that the Company had acquired ICC at the beginning of 1997 and 1996, respectively. Net income and basic and diluted earnings per share amounts have been adjusted to exclude the write-off acquired in-process research and development of $21.1 million and include the goodwill amortization of $136,000 for

                            THE VANTIVE CORPORATION
the twelve months ended December 31, 1997 and 1996. This information many not necessarily be indicative of the future combined results of operations of the Company.

                                                           FOR THE YEARS ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                            1997         1996
                                                          ---------    --------
                                                          (IN THOUSANDS, EXCEPT
                                                             PER SHARE DATA)
Revenues................................................  $117,787     $65,982
Net income..............................................    13,550      10,521
Basic earnings per share................................      0.54        0.43
Diluted earnings per share..............................      0.49        0.40

 4. PROPERTY AND EQUIPMENT:

     Property and equipment, at cost, consist of the following (in thousand):

                                                            1998       1997
                                                           -------    -------
Computer and office equipment............................  $18,253    $10,105
Furniture and fixtures...................................    7,150      3,448
Leasehold improvements...................................      832        489
Purchased software.......................................    8,318      3,326
                                                           -------    -------
                                                            34,553     17,368
Less: Accumulated depreciation and amortization..........  (10,817)    (4,903)
                                                           -------    -------
                                                           $23,736    $12,465
                                                           -------    -------

     Included in property and equipment are assets acquired under capital lease obligations with an original cost of approximately $1,946,000 and $1,931,000 as of December 31, 1998 and 1997, respectively. Accumulated amortization on the leased assets was approximately $1,904,000 and $1,655,000 as of December 31, 1998 and 1997, respectively.

 5. ACCRUED LIABILITIES:

     Accrued liabilities consist of the following (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Employee compensation....................................  $ 3,626    $ 2,384
Commissions..............................................    4,179      4,817
Taxes....................................................      887      4,532
Consulting expenses......................................    4,037      2,051
Other....................................................   10,313     10,084
                                                           -------    -------
          Total..........................................  $23,042    $23,868
                                                           =======    =======

 6. CONVERTIBLE SUBORDINATED NOTES:

     On August 21, 1997, the Company sold an aggregate of $69.0 million in principal amount of convertible subordinated notes, due August 2002, to certain investors and incurred approximately $2.4 million of offering expenses in connection with this issuance. These notes have a 4.75% coupon rate over a five-year term and are convertible into the Company's common stock at the investor's option, if and when the share price exceeds

                            THE VANTIVE CORPORATION

$41.93 per share. Based on the traded yield to maturity, the approximate fair market value of the convertible subordinated notes was $47.6 million and $63.9 million as of December 31, 1998 and 1997, respectively.

 7. COMMITMENTS AND CAPITAL LEASE OBLIGATIONS:

     Leases. The Company leases its facilities under non-cancelable operating leases, which have expiration dates ranging from 1999 through 2004. Minimum future lease payments under non-cancelable capital and operating leases as of December 31, 1998 are summarized as follows (in thousands):

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
1999......................................................   $ 207      $ 6,071
2000......................................................     127        5,663
2001......................................................      50        5,242
2002......................................................      --        4,476
2003......................................................      --        4,314
Thereafter................................................      --        5,392
                                                             -----      -------
          Total minimum lease payments....................     384      $31,159
                                                                        =======
Less: Amount representing interest at 10.0% -- 11.2%......     (34)
                                                             -----
Present value of lease payments:..........................     350
Less: Current portion.....................................    (185)
                                                             -----
Long-term portion.........................................   $ 165
                                                             =====

     Rental expense was approximately $4,030,000, $3,275,000 and $1,447,000 in 1998, 1997 and 1996, respectively.

     Legal Proceedings. The Company and its subsidiaries are subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company's management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows.

 8. COMMON STOCK AND PREFERRED STOCK:

     The Company is authorized to issue 50,000,000 shares of Common Stock and 2,000,000 shares of undesignated Preferred Stock and the Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof.

     Shares of unvested common stock issued by the Company as a result of the exercise of stock options under the 1991 Stock Option Plan are subject to stock repurchase agreements whereby the Company has the option to repurchase unvested shares upon termination of employment at the original price paid for the shares (See Note 11). As of December 31, 1998, 20,625 shares of common stock at $0.12 to $7.5625 per share were subject to repurchase.

 9. STOCK SPLIT

     On September 23, 1996 the Company's Board of Directors authorized a two-for-one stock split payable in the form of a dividend of one additional share of the Company's common stock for each share owned by shareholders of record on September 30, 1996. All share and per share information in the accompanying consolidated financial statements has been restated to give retroactive recognition to the stock split for all periods presented.

                            THE VANTIVE CORPORATION

10. STOCKHOLDER RIGHTS PLAN

     In November 1998, the Company's Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (each a "Right" and collectively the "Rights") for each outstanding share of Common Stock, $0.001 par value ("Common Stock"), of the Company. The distribution was paid as of December 15, 1998 (the "Record Date"), to stockholders of record on that date.

     Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series A Preferred Stock, $0.001 par value (the "Preferred Stock"), at the price of $75.00 per Right (the "Purchase Price"). The Rights will expire upon the earlier of (i) ten years after the date of issuance, or November 18, 2008 or (ii) redemption or exchange by the Company. The Rights will be exercisable only if a person or group, other than an exempted person, makes a tender offer for, or acquires beneficial ownership of 15% or more of the Company's outstanding Common Stock.

     If any person other than an exempted person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, then each Right not owned by such person or certain related parties will entitle its holder to purchase, at the Right's then current exercise price, shares of the Company's Common Stock (or, in certain circumstances, cash, property or other securities of the Company) having a market value equal to twice the then-current exercise price. In addition, if after a person becomes the beneficial owner of 15% or more of the Company's outstanding Common Stock, the Company is acquired in a merger or other business combination transaction, or sells 50% or more of its assets or earning power of the Company and its subsidiaries to another person, each Right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a market value equal to the purchase price divided by one-half the current market price of such common stock.

     The Company's Board of Directors will generally be entitled to redeem the Rights at $0.001 per Right at any time prior to a person or group acquiring 15% or more of the Company's Common Stock.

11. STOCK OPTION AND EMPLOYEE STOCK PURCHASE PLANS

     Under the Company's 1991 Stock Option Plan (the "Option Plan"), the Board of Directors may grant incentive and nonqualified stock options to employees, directors and consultants. The exercise price per share for an incentive stock option cannot be less than the market price on the date of grant. The exercise price per share for a nonqualified stock option cannot be less than 85% of the market price on the date of grant. Options granted under the Option Plan are immediately exercisable, subject to a right of repurchase in favor of the Company for all unvested shares. Option grants under the Option Plan generally expire ten years after the date of grant and generally vest over a four year period. In addition, in the event of a Change in Control (as defined) of the Company's ownership, the Company has agreed with the President and other officers that they will be credited with 12 months of service on then-vested options for purposes of option vesting. As of December 31, 1998, a total of 9,400,000 shares of Common Stock have been authorized by the Company's stockholders for grant under the plan.

                            THE VANTIVE CORPORATION

     Option activity under the 1991 Stock Option Plan is as follows:

                                                  OPTIONS OUTSTANDING
                                   --------------------------------------------------
                                   SHARES AVAILABLE    NUMBER OF     WEIGHTED AVERAGE
                                      FOR GRANT          SHARES       EXERCISE PRICE
                                   ----------------    ----------    ----------------
Balance, December 31, 1995.......      1,895,728        2,168,404         $ 2.91
Authorized.......................             --               --             --
Granted..........................     (1,652,975)       1,652,975          18.82
Exercised........................             --         (246,854)          2.08
Canceled.........................        498,251         (498,251)          9.99
Unvested shares repurchased......         44,452               --           8.79
                                      ----------       ----------         ------
Balance, December 31, 1996.......        785,456        3,076,274         $10.81
Authorized.......................      1,200,000               --             --
Granted..........................     (1,606,345)       1,606,345          25.13
Exercised........................             --         (461,227)          3.46
Canceled.........................         57,874          (57,874)         20.05
Unvested shares repurchased......         22,608               --           0.39
                                      ----------       ----------         ------
Balance, December 31, 1997.......        459,593        4,163,518         $12.26
Authorized.......................      1,221,375               --             --
Granted..........................     (6,013,284)       6,013,284          11.49
Exercised........................             --         (744,532)          6.95
Canceled.........................      6,071,204       (6,071,204)         18.13
Unvested shares repurchased......         15,416               --           1.03
                                      ----------       ----------         ------
Balance, December 31, 1998.......      1,754,304        3,361,066         $ 6.58
                                      ==========       ==========         ======

     As of December 31, 1998, all of the outstanding options were immediately exercisable in full on the date of grant subject to repurchases of unvested shares by the Company at cost and at the option of the Company if employment is terminated.

     The Company's 1995 Outside Directors Stock Option Plan (the "Directors Plan") was adopted in July 1995. A total of 400,000 shares of Common Stock have been reserved for issuance under the Directors Plan. The Directors Plan provides for the grant of non-statutory stock options to certain non-employee directors of the Company, including an option to purchase 30,000 shares of Common Stock on the date on which the optionee first becomes a non-employee director of the Company and an additional option to purchase 10,000 shares of Common Stock on the next anniversary of such date. The exercise price per share of all options granted under the Directors Plan shall be equal to the market price of the Company's Common Stock on the date of grant of the option. As of December 31, 1998 options to purchase 200,000 shares of Common Stock issued pursuant to the Directors Plan were outstanding of which none has been exercised.

     In October 1997, the Company adopted the 1997 Stock Option Plan (the "1997 Plan") which provides for the issuance of nonqualified stock options to employees, directors and consultants. Under the terms of this Plan, options to purchase 3,750,000 shares of Common Stock were reserved for issuance. The exercise price per share for a nonqualified stock option cannot be less than 85% of the market price on the date of grant. Options granted under the Option Plan are immediately exercisable, subject to a right of repurchase in favor of the Company for all unvested shares. Option grants under the Option Plan generally expire ten years after the date of grant and generally vest over a four-year period. At December 31, 1998, options to purchase 2,050,438 shares of Common Stock issued pursuant to the 1997 Plan were outstanding. Options for 1,693,704 shares were available for future grant under the 1997 Plan at December 31, 1998.

                            THE VANTIVE CORPORATION

     In July 1998, the Compensation Committee of the Company's Board of Directors granted employees the right to exchange certain outstanding stock options for option grants with an exercise price of $13.25 per share (the fair market value on July 24, 1998), provided that such employees made the election to convert by that date. In connection with the exchange, option holders who exchange their options will not be permitted to exercise any exchanged options for a six-month period beginning on the effective date of the exchange.

     In October 1998, the Compensation Committee of the Company's Board of Directors granted employees the right to exchange certain outstanding stock options for option grants with an exercise price of $7.3125 per share (the fair market value on October 30, 1998), provided that such employees made the election to convert by that date. In connection with the exchange, option holders who exchanged their options will not be permitted to exercise any exchanged options for a six-month period beginning on the effective date of the exchange. As of December 31, 1998, 5,849,831 shares were exchanged under the program.

     The Company has an Employee Stock Purchase Plan (the "Purchase Plan") under which 700,000 shares of common stock have been reserved for issuance. The Purchase Plan enables eligible employees to purchase Common Stock at 85% of the lower of the fair market value of the Company's Common Stock on the first day or the last day of each six-month purchase period. During 1998 and 1997, 94,784 and 37,540 shares, respectively, were issued under the Purchase Plan.

     The Company has adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion 25 and related Interpretations in accounting for its stock option and stock purchase plans and accordingly, does not record compensation costs. If the Company had elected, beginning in 1996, to recognize cost based on fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income
(loss) per share would have been reduced to the pro forma amounts indicated in the table below (in thousands, except per share amounts):

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                1998         1997         1996
                                              ---------    ---------    --------
Net income (loss) -- as reported............  $ (2,286)    $ (6,958)    $10,905
Net income (loss) -- pro forma..............   (24,181)     (19,405)      7,904
Diluted earnings (loss) per share -- as
  reported..................................     (0.09)       (0.28)       0.42
Diluted earnings (loss) per share -- pro
  forma.....................................     (0.94)       (0.79)       0.31

     The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                         --------------------
                                                         1998    1997    1996
                                                         ----    ----    ----
Expected dividend yield................................   0.0%    0.0%    0.0%
Risk free interest rate................................   5.1%    5.2%    6.1%
Expected volatility....................................  81.8%   81.8%   85.0%
Expected life beyond vest date.........................  0.32    0.40    0.22

                            THE VANTIVE CORPORATION

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                   OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                            AS OF DECEMBER 31, 1998

                              OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
  ---------------------------------------------------------------------------    -------------------------------
                                      WEIGHTED AVERAGE
     RANGE OF          NUMBER       REMAINING CONTRACTUAL    WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
  EXERCISE PRICES    OUTSTANDING       LIFE (IN YEARS)        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
  ---------------    -----------    ---------------------    ----------------    -----------    ----------------
   $0.08 - $ 4.50       529,377             6.31                 $ 1.6211          529,377          $1.6211
    6.00 -   6.00       878,400             2.87                   6.0000           21,994           6.0000
    6.25 -   7.00       127,900             8.30                   6.6093            7,491           6.9859
    7.31 -   7.31     3,590,667             8.82                   7.3125            2,467           7.3125
    7.38 -  17.50       390,677             8.81                  10.8506          175,182          10.9403
   21.38 -  21.38         1,983             8.87                  21.3750            1,765          21.3750
   23.38 -  23.38        10,000             8.34                  23.3750               --               --
   26.75 -  26.75           625             8.02                  26.7500              625          26.7500
   30.97 -  30.97        10,000             9.34                  30.9687               --               --
   31.13 -  31.13        11,416             8.65                  31.1250              984          31.1250
  ---------------     ---------             ----                 --------          -------          -------
   $0.08 - $31.13     5,551,045             7.62                 $ 6.9226          739,885          $4.1386

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                   OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                            AS OF DECEMBER 31, 1997

                              OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
  ---------------------------------------------------------------------------    -------------------------------
                                      WEIGHTED AVERAGE
     RANGE OF          NUMBER       REMAINING CONTRACTUAL    WEIGHTED AVERAGE      NUMBER       WEIGHTED AVERAGE
  EXERCISE PRICES    OUTSTANDING       LIFE (IN YEARS)        EXERCISE PRICE     EXERCISABLE     EXERCISE PRICE
  ---------------    -----------    ---------------------    ----------------    -----------    ----------------
   $0.08 - $ 1.50       574,403             7.23                 $ 1.0340           551,656         $ 1.0729
    2.00 -   4.50       544,699             7.47                   3.0730           544,699           3.0730
    7.00 -  11.75       462,625             8.04                  10.6830           462,625          10.6830
   12.75 -  12.75       603,749             8.50                  12.7500           603,749          12.7500
   15.81 -  21.00       293,996             8.82                  18.3752           221,496          18.6617
   21.38 -  21.37       509,655             9.87                  21.3750           179,670          21.3750
   22.25 -  25.25       547,684             9.50                  23.5782           497,684          23.5710
   26.00 -  29.13       497,334             9.19                  26.7822           474,834          26.7660
   29.53 -  33.00       520,633             9.24                  31.9128           497,508          31.8971
   33.75 -  35.13       196,875             9.01                  34.2287           196,875          34.2287
  ---------------     ---------             ----                 --------         ---------         --------
   $0.08 - $35.13     4,751,653             8.64                 $17.0026         4,230,796         $16.5283

     The preceding table includes options outstanding under the 1991 Employee, 1995 Outside Directors Stock Option and the 1997 Plans. The weighted average fair market value of the options as of the date of grant for the period ended December 31, 1998 and 1997 is $3.63 and $13.06 per share, respectively.

     As of December 31, 1998, the Company has reserved 5,551,045 of common stock for future issuance upon the exercise of currently outstanding stock options.

                            THE VANTIVE CORPORATION

12. THE VANTIVE CORPORATION 401(K) PLAN:

     During 1993, the Company adopted the Vantive Corporation 401(k) Plan (the "401(k) Plan"). All employees who are 21 years of age or older are entitled to participate on their first day of employment. Under the 401(k) Plan, eligible employees are entitled to make tax-deferred contributions and the Company may, at its discretion, make matching or discretionary contributions to the 401(k) Plan. For the years ended December 31, 1998, 1997 and 1996, the Company made no matching or discretionary contributions.

13. SEGMENT INFORMATION

     The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the first quarter of fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined at components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, the Chief Operating Officer and various Vice Presidents of the Company.

     The Company has identified three distinct reportable segments: license, customer support and professional services. License revenues consist of fees for the Company's products as well as fees from sublicensing third-party software products. Customer support represents revenue from maintenance fees on software. Professional service revenues consist of consulting and training services. Consulting Services are related to implementation services performed on a time and materials basis under separate service arrangements related to installation of the Company's software products. Consulting and training revenues generally are recognized as services are performed. While the Executive Committee evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

     The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The following table represents the Company's segment information for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
REVENUES FROM UNAFFILIATED CUSTOMERS:
Licenses...................................  $ 89,215    $ 76,471    $ 41,513
Customer support...........................    28,312      15,737       7,770
Professional services......................    45,573      25,138      14,991
                                             --------    --------    --------
                                             $163,100    $117,346    $ 64,274
                                             ========    ========    ========
COST OF REVENUE:
Licenses...................................     1,485         736         392
Customer support...........................     5,112       2,998       1,276
Professional services......................    36,324      19,750      10,987
                                             --------    --------    --------
                                               42,921      23,484      12,655
                                             ========    ========    ========

                            THE VANTIVE CORPORATION

                                             FOR THE YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1998        1997        1996
                                             --------    --------    --------
GROSS MARGIN:
Licenses...................................    87,730      75,735      41,121
Customer support...........................    23,200      12,739       6,494
Professional services......................     9,249       5,388       4,004
                                             --------    --------    --------
                                              120,179      93,862      51,619
                                             ========    ========    ========
PROFIT RECONCILIATION:
Gross margin for reportable segments.......   120,179      93,862      51,619
Operating expenses.........................  (119,630)    (93,817)    (37,326)
Other income and expenses..................       711       1,305       1,286
                                             --------    --------    --------
Income before provision for income taxes...     1,260       1,350      15,579
                                             ========    ========    ========

     The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

14. INCOME TAXES:

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

     The provision for income taxes was based upon income before taxes as follows (in thousands):

                                                           DECEMBER 31,
                                                    ---------------------------
                                                     1998      1997      1996
                                                    -------   -------   -------
Current:
  Federal.........................................  $ 5,168   $10,075   $ 3,729
  State...........................................      277     2,135       748
  Foreign.........................................      887        98       197
                                                    -------   -------   -------
                                                      6,332   $12,308   $ 4,674
Deferred:
  Federal.........................................  $(2,467)  $(3,004)  $    --
  State...........................................     (364)   (1,175)       --
  Foreign.........................................       45       179        --
                                                    -------   -------   -------
                                                     (2,786)  $(4,000)  $    --
                                                    -------   -------   -------
          Total Provision:........................  $ 3,546   $ 8,308   $ 4,674
                                                    =======   =======   =======

     The components of the net deferred tax assets are as follows (in thousands):

                                                           DECEMBER 31,
                                                    ---------------------------
                                                     1998      1997      1996
                                                    -------   -------   -------
Domestic..........................................  $(1,377)  $   749   $15,495
Foreign...........................................    2,637       601        84
                                                    -------   -------   -------
          Total...................................  $ 1,260   $ 1,350   $15,579
                                                    =======   =======   =======

                            THE VANTIVE CORPORATION

     The provision for income taxes differs from statutory U.S. federal income tax rate due to the following:

                                                          DECEMBER 31,
                                                    -------------------------
                                                     1998      1997     1996
                                                    ------    ------    -----
Provision at U.S. statutory rate..................   35.00%    35.00%   35.00%
State income taxes, net of federal benefit........    4.56      5.59     5.47
Acquired net operating losses.....................  (99.21)       --       --
Change in valuation allowance.....................   99.21    (55.81)   (8.42)
Acquired in-process research and development......  288.89    634.86       --
Other.............................................  (47.02)    (4.23)   (2.05)
                                                    ------    ------    -----
                                                    281.43%   615.41%   30.00%
                                                    ======    ======    =====

     The components of the net deferred tax assets are as follows (in thousands):

                                                              DECEMBER 31,
                                                            -----------------
                                                             1998       1997
                                                            -------    ------
Deferred tax assets:
  Net operating loss carryforwards........................  $ 2,859    $  157
  Accrued commission......................................    1,015       279
  Accrued vacation........................................      568       361
  Bad debt reserve........................................      948       691
  Other accruals not currently deductible.................    1,523     1,865
  Credit carryforwards....................................    1,630        --
  Other...................................................       44     1,198
                                                            -------    ------
                                                              8,587     4,551
  Valuation allowance.....................................   (1,250)       --
                                                            -------    ------
       Net deferred tax asset.............................  $ 7,337    $4,551
                                                            -------    ------

     As of December 31, 1998 the Company had net operating loss carryforwards of approximately $8,169,000. These net operating loss carryforwards expire in various periods from 2009 through 2018. As of December 31, 1998, the Company had credit carryforwards of approximately $1,630,000. These credit carryforwards expire in various periods from 2003 through 2018. The Tax Reform Act of 1986 contains provisions that may limit the net operating loss and credit carryforwards available to be used in any given year should certain events occur. Management believes, however, that such a limitation will not have a significant impact on the overall utilization of its net operating loss and credit carryforwards. The net deferred tax asset is included as a component of prepaid expenses and other current assets on the accompanying balance sheet.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE VANTIVE CORPORATION
                                          (Registrant)

                                                /s/ LEONARD J. LEBLANC
                                          --------------------------------------
                                                    Leonard J. LeBlanc
                                               Executive Vice President and
                                                 Chief Financial Officer
                                              (Principal Financial Officer)

Date: March 22, 1999

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John R. Luongo and/or Leonard J. LeBlanc as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 20, 1999 by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      SIGNATURE                                             TITLE
                      ---------                                             -----

                 /s/ JOHN R. LUONGO                           Chairman of the Board of Directors
-----------------------------------------------------              Chief Executive Officer
                  (John R. Luongo)                              (Principal Executive Officer)

               /s/ LEONARD J. LEBLANC                             Executive Vice President,
-----------------------------------------------------            Finance and Administration,
                (Leonard J. LeBlanc)                               Chief Financial Officer
                                                                (Principal Financial Officer)

                 /s/ MICHAEL M. LOO                                Vice President, Finance
-----------------------------------------------------           (Principal Accounting Officer)
                  (Michael M. Loo)

               /s/ WILLIAM H. DAVIDOW                                      Director
-----------------------------------------------------
                (William H. Davidow)

                 /s/ PATTI S. MANUEL                                       Director
-----------------------------------------------------
                  (Patti S. Manuel)

              /s/ RAYMOND L. OCAMPO JR.                                    Director
-----------------------------------------------------
               (Raymond L. Ocampo Jr.)

                 /s/ PETER A. ROSHKO                                       Director
-----------------------------------------------------
                  (Peter A. Roshko)

                /s/ THOMAS L. THOMAS                                       Director
-----------------------------------------------------
                 (Thomas L. Thomas)

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                         BALANCE AT   CHARGED TO                 BALANCE
                                                         BEGINNING    PROFIT AND                AT END OF
                      DESCRIPTION                         OF YEAR        LOSS      DEDUCTIONS     YEAR
                      -----------                        ----------   ----------   ----------   ---------
Year ended December 31, 1996
  Allowance for Doubtful accounts......................    $  325       $  455         $--       $  780
Year ended December 31, 1997
  Allowance for Doubtful accounts......................    $  780       $1,040         $--       $1,820
Year ended December 31, 1998
  Allowance for Doubtful accounts......................    $1,820       $  550         $--       $2,370

            INDEX TO EXHIBITS FILED TOGETHER WITH THIS ANNUAL REPORT

*    3.1     Form of Agreement and Plan of Merger between The Vantive
             Corporation, a California corporation, and The Vantive
             Corporation, a Delaware corporation.
*    3.2     Bylaws.
=    4.1     Declaration of Registration Rights made on August 31, 1997 by the Company for the benefit of the holders of Common
             Stock of Innovative Computer Concepts, Inc.
X    4.2     Rights Agreement between the Company and Harris Trust and
             Savings Bank dated November 19, 1998.
*    10.1    Form of Indemnity Agreement for officers and directors.
*    10.2    1991 Stock Option Plan, as amended.
*    10.3    1995 Outside Directors Stock Option Plan.
*    10.4    1995 Employee Stock Purchase Plan.
*    10.5    Offer Letter dated May 21, 1993 between the Company and John
             R. Luongo.
*    10.6    Offer Letter dated April 6, 1995 between the Company and
             John M. Jack.
*+   10.8    Basicscript License Agreement dated October 4, 1994 by and between Henneberry Hill Technologies Corporation doing
             business as Summit Software Company and the Company.
*+   10.9.1  International VAR Agreement dated June 28, 1996 between
             Oracle Corporation and the Company, as amended.
*+   10.10   Value Added Remarketer Agreement dated December 20, 1991
             between Sybase, Inc. and the Company, as amended.
*+   10.11   Compensation Letter dated May 10, 1995 between the Company and John R. Luongo.
     10.12   Lease Agreement dated January 13, 1995 between John
             Arrillaga, Trustee, or his Successor Trustee, UTA dated July
             20, 1977 (John Arrillaga Separate Property Trust) as
             amended, and Richard T. Peery, Trustee, or his Successor
             Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate
             Property Trust) as amended, and the Company.
#    10.13   Lease Agreement dated September 4, 1996 between John
             Arrillaga, Trustee, or his Successor Trustee, UTA dated July
             20, 1977 (Arrillaga Family Trust) as amended, and Richard T.
             Peery, Trustee, or his Successor Trustee, UTA dated July 20,
             1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.
**   10.14   Agreement and Plan of Merger dated August 13, 1997 by and
             among The Vantive Corporation, Igloo Acquisition Corporation and Innovative Computer Concepts, Inc. as amended.
+    10.15   Agreement and Plan of Reorganization by and among the
             Company, Revo Acquisition Corporation and Wayfarer
             Communications, Inc. dated June 18, 1998.
*    10.16   Lease Agreement dated June 22, 1998 between Augustine
             Partners, LLC & Vantive.
*    10.17   Offer Letter dated July 31, 1998 between Vantive and Leonard
             LeBlanc.
     10.18   Offer Letter dated November 4, 1998 between the Company and
             James Whittaker.
     10.19   Offer Letter dated November 25, 1998 between the Company and
             Steven J. Sherman.
     10.20   Offer Letter dated January 27, 1999 between the Company and
             Guy Dubois.
     21.1    The Vantive Corporation List of Subsidiaries
     23.1    Consent of Arthur Andersen LLP, Independent Public
             Accountants
     24.1    Power of Attorney (See page 36)
     27.1    Financial Summary Table

---------------
* Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

+    Confidential Treatment has been granted for portions of this exhibit.

X    Previously filed in the Company's Report on Form 8-K filed on December 18,
     1998.

+    Previously filed in the Company's Report on Form 8-K filed on July 15,
     1998.

#    Previously filed in the Report on Form 10-K filed on March 31, 1997.

** Previously filed in the Company's Report on Form 8-K filed on September 26, 1997 and on Form 8-K/A filed on November 4, 1997.

= Incorporated by reference from the Company's Registration Statement (No. 333-36547), declared effective on November 4, 1997.