Form 10-Q
period 1999-03-31
VANTIVE CORP
filed 1999-05-14
CIK 947549

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD OF
         FROM__________________TO________________

                         Commission file number 0-26592

                             THE VANTIVE CORPORATION
             (Exact name of registrant as specified in its charter)



        Delaware                                        77-0266662
(State of incorporation)                   (IRS Employer Identification Number)

                              2455 Augustine Drive
                          Santa Clara, California 95054
                                 (408) 982-5700

          (Address and telephone number of principal executive offices)

                                -----------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]   NO [ ]


26,684,862 shares of the registrant's common stock, $0.001 par value, were outstanding as of May 11, 1999.

                             THE VANTIVE CORPORATION
                                    FORM 10-Q

                                    CONTENTS

                                                                                                            Page
                                                                                                            ----
                                        PART I: FINANCIAL INFORMATION

Item 1.       Financial Statements

              Condensed Consolidated Balance Sheets:
              March 31, 1999 and December 31, 1998.............................................................3

              Condensed Consolidated Statements of Operations:
              Three months ended March 31, 1999 and 1998.......................................................4

              Condensed Consolidated Statements of Cash Flows:
              Three months ended March 31, 1999 and 1998.......................................................5

              Notes to Condensed Consolidated Financial Statements.............................................6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.............................................................15


                                         PART II: OTHER INFORMATION

Item 1.       Legal Proceedings...............................................................................31
Item 2.       Changes in Securities...........................................................................31
Item 3.       Defaults upon Senior Securities.................................................................31
Item 4.       Submission of Matters to a Vote of Security Holders.............................................31
Item 5.       Other Information...............................................................................31
Item 6.       Exhibits and Reports on Form 8-K................................................................32

Signatures    ................................................................................................34

PART I:  FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                             THE VANTIVE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS                                   March 31,         December 31,
                                                                                1999                1998
                                                                            ------------        ------------
                                                                            (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents ....................................          $     56,586        $     51,636
    Short term investments .......................................                40,131              43,174
    Accounts receivable, net .....................................                40,303              42,110
    Prepaid expenses and other current assets ....................                18,535              18,433
                                                                            ------------        ------------
      Total current assets .......................................               155,555             155,353
                                                                            ------------        ------------
    Property and equipment, net ..................................                23,672              23,736
    Other assets .................................................                 4,890               5,179
                                                                            ------------        ------------
TOTAL ASSETS .....................................................          $    184,117        $    184,268
                                                                            ------------        ------------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued liabilities .....................          $     28,564        $     29,842
    Deferred revenue .............................................                17,859              16,089
                                                                            ------------        ------------
      Total current liabilities ..................................                46,423              45,931
                                                                            ------------        ------------
    Convertible debt .............................................                69,000              69,000
    Other long-term liabilities ..................................                   724                 299
                                                                            ------------        ------------
TOTAL LIABILITIES ................................................          $    116,147        $    115,230
                                                                            ============        ============
STOCKHOLDERS' EQUITY:
    Preferred Stock: $.001 par value, 2,000,000 shares authorized:
      no shares issued and outstanding at March 31, 1999..........                    --                  --
    Common Stock: $.001 par value, 50,000,000 shares authorized:
    26,481,508 shares at March 31, 1999 and 26,414,607 shares
      at December 31, 1998 issued and outstanding ................                    27                  27
    Additional paid-in capital ...................................                72,027              71,896
    Accumulated other comprehensive income (loss) ................                (1,114)                337
    Accumulated deficit ..........................................                (2,970)             (3,222)
                                                                            ------------        ------------
TOTAL STOCKHOLDERS' EQUITY .......................................                67,970              69,038
                                                                            ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................          $    184,117        $    184,268
                                                                            ============        ============


     See accompanying notes to condensed consolidated financial statements

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                   Three months ended March 31,
                                                 -------------------------------
                                                     1999               1998
                                                 ------------       ------------
                                                  (unaudited)       (unaudited)
REVENUES:
    License ...........................          $     22,156       $     22,517
    Service ...........................                22,644             13,763
                                                 ------------       ------------
      Total revenues ..................                44,800             36,280
                                                 ------------       ------------
COST OF REVENUES:
    License ...........................                   573                204
    Service ...........................                13,636              7,312
                                                 ------------       ------------
      Total cost of revenues ..........                14,209              7,516
                                                 ------------       ------------
GROSS MARGIN ..........................                30,591             28,764
                                                 ------------       ------------
OPERATING EXPENSES:
    Sales and marketing ...............                19,209             14,126
    Research and development ..........                 8,447              5,944
    General and administrative ........                 3,126              3,002
                                                 ------------       ------------
               Total operating expenses                30,782             23,072
                                                 ------------       ------------
INCOME (LOSS) FROM OPERATIONS .........                  (191)             5,692
OTHER INCOME ..........................                   574                211
                                                 ------------       ------------
INCOME BEFORE TAX PROVISION ...........                   383              5,903
PROVISION FOR INCOME TAXES ............                   131              2,184
                                                 ------------       ------------
NET INCOME ............................          $        252       $      3,719
                                                 ============       ============

NET INCOME PER SHARE
    Basic .............................          $       0.01       $       0.15
    Diluted ...........................          $       0.01       $       0.14

SHARES USED IN PER SHARE CALCULATION
    Basic .............................                26,452             25,384
    Diluted ...........................                28,324             27,210


     See accompanying notes to condensed consolidated financial statements

                             THE VANTIVE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                                     Three months ended March 31,
                                                                                  ----------------------------------
                                                                                        1999              1998
                                                                                  ---------------  -----------------
                                                                                    (unaudited)       (unaudited)
Cash flows from operating activities:
    Net income...............................................................     $           252  $           3,719
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization..........................................               2,217              1,177
      Provision for sales allowances and doubtful accounts...................                   -                696
      Changes in operating assets and liabilities:
         Accounts receivable.................................................               1,885             (1,278)
         Prepaid expenses and other current assets...........................                (178)            (1,221)
         Other assets........................................................                 161                109
         Accounts payable/ accrued liabilities...............................              (1,222)            (2,323)
         Other liabilities...................................................                 454                (23)
         Deferred revenue....................................................               1,770              4,009
                                                                                  ---------------  -----------------
              Net cash provided by operating activities......................               5,339              4,865
                                                                                  ---------------  -----------------
Cash flows from investing activities:
    (Purchase) sale of short-term investments................................               3,043            (40,263)
    Purchase of property and equipment.......................................              (2,024)            (2,522)
                                                                                  ---------------  -----------------
              Net cash provided by (used in) investing activities............               1,019            (42,785)
                                                                                  ---------------  -----------------
Cash flows from financing activities:
    Proceeds from issuance of common stock, net..............................                 133              1,125
    Payments on capital lease obligations....................................                 (85)               (90)
                                                                                  ---------------  -----------------
              Net cash provided by financing activities......................                  48              1,035
                                                                                  ---------------  -----------------
              Net increase (decrease) in cash and cash equivalents...........               6,406            (36,885)
Effect of exchange rate changes on cash......................................              (1,456)                46
                                                                                  ---------------  -----------------
Cash and cash equivalents, beginning of period...............................              51,636             77,583
                                                                                  ---------------  -----------------
Cash and cash equivalents, end of period.....................................     $        56,586  $          40,744
                                                                                  ===============  =================


     See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements, when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results expected for any future periods.


2.   SIGNIFICANT ACCOUNTING POLICIES:

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

Recent Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 1999. The Company began hedging activities during the second quarter of 1999 for the purposes of limiting consolidated exposure to foreign currency fluctuations on certain balance sheet positions denominated in local currencies. The Company is currently assessing the impact of SFAS No. 133 on the financial statements.

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

In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and
(2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.


3.   ACQUISITIONS:

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

The acquired in-process research and development was valued at $21.1 million by an independent appraiser. This valuation was predicated on the determination that the developmental projects at the time of the acquisition were not technologically feasible and had no alternative future use. This conclusion was attributable to the fact that ICC had not completed a working model that had been tested and proven to work at performance levels which were expected to be commercially viable and that the technologies of the projects have no alternative use other than as a software application. The value is attributable solely to the development efforts completed as of the acquisition date. The Company expensed $21.1 million of the acquired in-process research and development.

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

Growth rates assumed in the analysis for the Combined Revenues were based upon external market expectations for growth in the overall front office market segment at the time of the acquisition. For the year ended December 31, 1998, and the three months ended March 31, 1999, the Company's overall revenue growth was materially less than the growth assumed in the analysis and the Company anticipates this trend to continue based upon the current market outlook. These lowered market expectations are consistent with projections made by other vendors in the ERP and front office automation markets. As a result of the lower-than-anticipated overall growth, the Company is experiencing lower growth in Combined Revenues and receiving less return on its investment than anticipated in its analysis.

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

Currently, approximately 65% of the Company's FieldService specific sales include the ICC-derived inventory and procurement modules. This is slightly below the original expectations for the FieldService product. Sales of the Company's HelpDesk and Sales Force Automation applications have been less influenced by the availability of the ICC derived spare parts inventory and procurement modules. The Company expects that the availability of the modules derived from ICC technology will have a greater impact on sales of HelpDesk and Sales over time as the Company has completed the integration of the inventory and procurement components with HelpDesk and Sales Force Automation.

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

The remaining development efforts for these projects include various phases of design, development and testing. Management believes that the anticipated completion dates for the release of the functionality related to the projects that were in existence at the time of the acquisition will occur over the next twelve months, at which time the Company expects to begin generating the economic benefits from the technologies. Funding for such projects is expected to be obtained from working capital.

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

Cash flows from license and services revenue obtained from the combined Vantive products and Wayfarer information distribution capabilities, the Web-enabled architecture, and an innovative "dashboard environment" interface technology (together, "Wayfarer Combined Revenues") were estimated to be approximately $140 million over five years after the initial release, assuming the successful completion and market acceptance of the products incorporating Wayfarer technology. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies are expected to enter into the market.

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

As of March 31, 1999, Wayfarer's results have not differed significantly from the forecast assumptions. A portion of the original Wayfarer technology will be incorporated in the Company's future product releases, but development plans for a separate generation product based on the acquired technology have been deferred at the time of this report. Wayfarer engineering personnel continue to work toward the completion of the in-process projects.

A number of the projects are currently scheduled to be completed and included in the Company's next major product release. The Company's research and development expenditures since the Wayfarer acquisition have not differed materially from expectations. As the acquired in-process research and development technologies have not yet been released, revenues attributable to the in-process technologies have not yet begun to materialize. The risks associated with these efforts are still considered high and no assurance can be made that products derived from the Wayfarer technology will meet market expectations. The research and development expenses attributable to the Wayfarer technology for the three months ended March 31, 1999 were approximately $1.3 million dollars.

If the Wayfarer Combined Revenues are lower than anticipated, the profitability may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors and other factors discussed herein.


4.   EARNINGS PER SHARE:

Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share," requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options.

Options to purchase approximately 388,000 shares and 900,000 shares of common stock were outstanding at March 31, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share as a result of their anti-dilutive effect.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended March 31, 1999 and 1998 (In thousands, except per share data):

                                             Three months ended March 31,
                                            -----------------------------
                                                1999             1998
                                            ------------     ------------
                                             (unaudited)      (unaudited)

Net income .......................          $        252     $      3,719
Basic Earnings Per Share:
  Income available to common
     stockholders ................                   252            3,719
  Weighted average common shares
    outstanding ..................                26,452           25,384
                                            ------------     ------------
Basic earnings per share .........          $       0.01     $       0.15
                                            ============     ============
Diluted Earnings Per Share:
  Income available to common
    stockholders .................          $        252     $      3,719
  Weighted average common shares
    outstanding ..................                26,452           25,384
  Common stock equivalents (unless
    anti-dilutive) ...............                 1,872            1,826
                                            ------------     ------------
  Total weighted average common
    shares and equivalents .......                28,324           27,210
                                            ------------     ------------
Diluted earnings per share .......          $       0.01     $       0.14
                                            ============     ============

5.   COMPREHENSIVE INCOME:

In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130). This requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The following table reconciles net income as reported to comprehensive income (loss) under the provisions of SFAS 130 for the three months ended March 31, 1999 and 1998 (In thousands):


                                                        Three months ended March 31,
                                                       -----------------------------
                                                           1999             1998
                                                       ------------     ------------
                                                        (unaudited)      (unaudited)
Comprehensive income (loss):
Net income ..................................          $        252     $      3,719
Other comprehensive income (loss), net of tax
    Unrealized exchange gain (loss) .........                  (958)              32
                                                       ------------     ------------
      Total comprehensive income (loss) .....          $       (706)    $      3,751
                                                       ============     ============


6.   THE VANTIVE CORPORATION 401(k) PLAN:

During 1993, the Company adopted the Vantive Corporation 401(k) Plan (the "401(k) Plan"). All employees who are 21 years of age or older are entitled to participate on their first day of employment. Under the 401(k) Plan, eligible employees are entitled to make tax-deferred contributions and the Company may, at its discretion, make matching or discretionary contributions to the 401(k) Plan. On January 1, 1999 the Company implemented a discretionary matching benefit program. The plan for 1999 stipulates that the Company will match $0.25 per dollar contributed by an employee up to a cap of 6% of total salary deferred. The matched portion vests at 25%, 50% and 100% upon completion of first, second and third year of service, respectively.

7.   SEGMENT INFORMATION:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the Executive Committee, which is comprised of the Chief Executive Officer, the Chief Operating Officer and various Vice Presidents of the Company.

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

The accounting policies of the line of business operating segments are the same as those described in the summary of significant accounting policies. The following table represents the Company's segment information for the three months ended March 31, 1999 and 1998, respectively (in thousands):


                                                   Three months ended March 31,
                                                  ------------------------------
                                                      1999               1998
                                                  -----------        -----------
                                                  (unaudited)        (unaudited)
REVENUES FROM UNAFFILIATED CUSTOMERS:
Licenses ...............................          $    22,156        $    22,517
Customer support .......................                8,753              5,838
Professional services ..................               13,891              7,925
                                                  -----------        -----------
                                                  $    44,800        $    36,280
                                                  ===========        ===========
COST OF REVENUE:
Licenses ...............................          $       573        $       204
Customer support .......................                1,683                974
Professional services ..................               11,953              6,338
                                                  -----------        -----------
                                                  $    14,209        $     7,516
                                                  ===========        ===========
GROSS MARGIN:
Licenses ...............................          $    21,583        $    22,313
Customer support .......................                7,070              5,015
Professional services ..................                1,938              1,436
                                                  -----------        -----------
                                                  $    30,591        $    28,764
                                                  ===========        ===========
PROFIT RECONCILIATION:
Gross margin for reportable segments ...          $    30,591        $    28,764
Operating expenses .....................              (30,782)           (23,072)
Other income and expenses ..............                  574                211
                                                  -----------        -----------
Income before provision for income taxes          $       383        $     5,903
                                                  ===========        ===========


International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 32% and 29% of the Company's revenue for the three months ended March 31, 1999 and 1998, respectively. The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

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


OVERVIEW

The Company was founded in October 1990 to develop software to enable businesses to improve their customer service. The Company's suite of products addresses the front-office automation market and is called The Vantive Enterprise. The Vantive Enterprise consists of the following applications: Vantive Sales, Vantive Support, Vantive FieldService, Vantive Inventory, Vantive Procurement, Vantive HelpDesk and Vantive Quality. The Company made available Version 8 of The Vantive Enterprise in the second quarter of 1998, which contains significant enhancements including the integration of Vantive Inventory and Vantive Procurement with The Vantive Enterprise and the addition of the Partner Desktop feature. License fees for the Company's software products consist of (i) a per server fee based on the specific Vantive Enterprise application(s) licensed and
(ii) a fee based on the maximum number of concurrent, named or mobile users allowed to access applications. The greatest percentage of the Company's license revenues to date has resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include consulting, customer support and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for 19.5% and 16.5% of total revenues for the quarters ended March 31, 1999 and 1998, respectively. Because concurrent user fees are not application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales, Vantive Field Service and Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during the periods covered by this report. As significant sales to a particular end user customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer, however the Company has derived and expects to continue to derive recurring revenues from customers who use the Company's products to deliver software services to other customers.

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

International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 32% and 29% of the Company's revenue for the three months ended March 31, 1999 and 1998, respectively. The Company believes that its continued growth and profitability will require further expansion of its international operations. The majority of the Company's revenues are denominated in the subsidiaries' functional currency and as a result, the Company has no material unhedged monetary assets, liabilities, or commitments denominated in currencies other than the operation's functional currency. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and this could have a material, adverse effect on the Company's business, results of operations and financial condition.

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

The Company's foreign subsidiaries operate primarily in local currencies, and their results are translated into U.S. dollars. If the value of the U.S. dollar increases relative to foreign currencies, it could have a material adverse effect on the Company's operating results.

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

The Company is also subject to risks associated with the changes in Europe aimed at forming a European economic and monetary union. One of the changes resulting from this union required member countries to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999, at which date the Euro became a functional legal currency of these countries. See the section entitled "Quantitative and Qualitative Disclosures About Market Risks -- Remediation of problems related to the European monetary conversion may involve significant time and expense and may reduce our future sales " for a discussion of this issue.

RESULTS OF OPERATIONS

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                                Three months ended March 31,
                                                ----------------------------
                                                   1999              1998
                                                ----------        ----------
Revenues:
    License ..........................                49.5%             62.1%
    Service ..........................                50.5              37.9
                                                ----------        ----------
      Total revenues .................               100.0             100.0
                                                ----------        ----------

Cost of revenues:
    License ..........................                 1.3               0.5
    Service ..........................                30.4              20.2
                                                ----------        ----------
      Total cost of revenues .........                31.7              20.7
                                                ----------        ----------

Gross margin .........................                68.3              79.3
                                                ----------        ----------

Operating expenses:
    Sales and marketing ..............                42.9              38.9
    Research and development .........                18.9              16.4
    General and administrative .......                 7.0               8.3
                                                ----------        ----------
      Total operating expenses .......                68.8              63.6
                                                ----------        ----------

Income (loss) from operations ........                (0.5)             15.7
Other income, net ....................                 1.3               0.6
                                                ----------        ----------
    Income before income tax provision                 0.8              16.3
                                                ----------        ----------
Provision for income taxes ...........                 0.3               6.0
                                                ----------        ----------
    Net income .......................                 0.5%             10.3%
                                                ==========        ==========


REVENUES

License. License revenues represent fees earned from licensing the rights to use the Company's software products to customers. The Company's license revenue decreased slightly for the three months ended March 31, 1999 to $22.2 million compared to $22.5 million for the three months ended March 31, 1998. The Company believes that the lack of growth in license revenues compared to the same period last year can be attributed to lower demand for its products in North America. The Company does not believe that the historical growth rates of license revenues will necessarily be sustainable or are indicative of future results.

Service. Service revenues consist of consulting, customer support and, to a lesser extent, training services. Service revenues increased by 64.5% to $22.6 million in the first quarter of 1999, from $13.8 million in the first quarter of 1998. The increase in service revenues was primarily due to the increased demand for consulting, customer support and, to a lesser extent, training services associated with a larger installed customer base when compared to March 31, 1998. As the Company implements its strategy of encouraging third-party organizations, such as systems integrators, to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease, but demand for consulting services provided by the Company has continued to grow even while the Company has pursued this strategy. The Company does not believe that the historical growth rates of service revenues will necessarily be sustainable or are indicative of future results.

COST OF REVENUES

License. Cost of license revenues includes the cost of royalties due on embedded third-party technology, cost of product media, product duplication and manuals. Cost of license revenues increased by 180.8% to $573,000 or 2.5% of related license revenues from $204,000 or 0.9% of related license revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in cost of license revenues in both the absolute dollars and percentage of associated revenue was primarily due to the royalty costs of embedded third-party software.

Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third-party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased by 86.5% to $13.6 million, or 60.2% of the related service revenues from $7.3 million, or 53.1% of related service revenues for the three months ended March 31, 1999 and 1998, respectively. The increase in absolute dollars was primarily due to increases in consulting, support and training personnel and third-party service providers during these periods. The increase in cost of services as a percentage of service revenues is primarily associated with an increased utilization of third party consulting partners.

OPERATING EXPENSES

Operating expenses increased by $7.7 million to $30.8 million, or 68.7% of total revenue, from $23.1 million, or 63.6% of total revenue for the three months ended March 31, 1999 and 1998, respectively.

Sales and marketing. Sales and marketing expenses increased to $19.2 million, or 42.9% of revenues, in the first quarter of 1999, from $14.1 million, or 38.9% of revenues, in the first quarter of 1998. The increase in absolute dollars was primarily related to increases in payroll, recruiting and training expenses associated with the Company's sales force and marketing activities. The Company plans to continue to invest in expanding its sales and marketing activities.

Research and development. Research and development expenses increased to $8.4 million, or 18.9% of revenues, in the first quarter of 1999, from $5.9 million, or 16.3% of revenues in the first quarter of 1998, representing a 42% increase. Research and development expenses increased in absolute dollars between the years primarily as a result of increases in personnel and outside contractors to support the Company's product development activities. The Company expects research and development expenses will increase in absolute dollars over the coming years.

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

General and administrative. General and administrative expenses increased slightly in absolute dollars and decreased as a percentage of total revenue. Expenses increased to $3.1 million, or 7.0% of revenues, in the first quarter of 1999, from $3.0 million, or 8.3% of revenues in the first quarter of 1998. The Company expects general and administrative expenses will increase in absolute dollars over the coming years.

Provision for income taxes. The Company's provision for federal, state and foreign income taxes for the first quarter of 1999 was $131,000. The provision represents an effective tax rate of 34%, compared to an effective tax rate of 37% used to calculate the provision for the first quarter of 1998.

FINANCIAL CONDITION

Total assets as of March 31, 1999 decreased $151,000 from December 31, 1998. The decrease was primarily due to reductions in goodwill and prepaid debt expenses offset by increases in prepaid operating expenses. Net accounts receivable decreased $1.8 million primarily due to collection efforts upon a large balance stemming from increased fourth quarter 1998 sales combined with lower revenues in the first quarter of 1999. Net property and equipment decreased $64,000. This is attributable to smaller expenditures than the previous quarter coupled with greater accumulated depreciation.

Current liabilities as of March 31, 1999 increased $492,000 from December 31, 1998. This was primarily due to increases in deferred revenue of approximately $1.8 million and accounts payable of $818,000, partially offset by a decrease in accrued liabilities of approximately$2.1 million. These results are consistent with the effects of normal operating seasonality.

LIQUIDITY AND CAPITAL RESOURCES

Operating activities provided cash of $5.3 million in the three months ended March 31, 1999. These funds were the result of collection efforts upon a large accounts receivable balance stemming from fourth quarter 1998 sales coupled with an increase in deferred revenue and partially offset by a decrease in other accrued liabilities. Operating activities provided cash of $4.9 million in the three months ended March 31, 1998. The primary source of those funds was income from operations coupled with an increase in deferred revenue, while increases in accounts receivable and prepaid expenses and a decrease in other accrued liabilities offset the increase.

Investing activities provided cash of $1.0 million in the three months ended March 31, 1999, primarily from the sale of short-term, interest-bearing, investment-grade securities partially offset by purchases of capital equipment. Investing activities used cash of $42.8 million in the three months ended March 31, 1998, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

Financing activities provided cash of $48,000 in the first quarter of 1999. The primary source of these funds were proceeds from the issuance of Common Stock pursuant to the exercise of outstanding stock options offset by payments for capital lease obligations. Financing activities provided cash of $1.0 million in the first quarter of 1998. The primary source of these funds were proceeds from the issuance of Common Stock pursuant to the exercise of outstanding stock options offset by payments for capital lease obligations.

At March 31, 1999, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $96.7 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

OUR FUTURE OPERATING RESULTS ARE UNCERTAIN.

Vantive's future operating results are uncertain and likely to fluctuate. Our operating results have varied in the past, and we expect that they will continue to fluctuate in the future. In addition, our operating results may not follow any past trends. It is particularly difficult to predict the timing or amount of our license revenues because:

    o our sales cycles are lengthy and variable, typically ranging between six and nine months from our initial contact with a potential customer to the signing of a license agreement, although occasionally sales require substantially more or less time and, in any event, vary from customer to customer;

    o the amount of unfulfilled orders for our products at the beginning of a quarter is either zero or small because our products are typically shipped shortly after orders are received;

    o we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter; and

    o revenue recognition accounting policies may require us to defer recognition of license revenue for software products from the period in which the agreement for the sale of such license is signed to subsequent periods.

Nevertheless, we base our decisions regarding our operating expenses in part on anticipated revenue trends. Because many of our expenses are relatively fixed in the short term, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues that match our projections, this could have a material, adverse effect on our business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OUR QUARTERLY RESULTS FLUCTUATE SIGNIFICANTLY AND CAN FALL SHORT OF ANTICIPATED LEVELS.

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. These quarterly variations are caused by a number of factors, including:

    o   variations in demand for our products;

    o   delays in customer orders;

    o timing of product deployments and achievement of milestones, particularly for large orders;

    o delays in recognition of revenue in accordance with applicable accounting principles;

    o   the timing and mix of our license and services orders;

    o   our ability to attract and train qualified sales personnel;

    o   changes in the development of the market for our products and services;

    o our ability to develop, introduce, ship and support new and enhanced products that respond to changing technology trends in a timely manner and our ability to manage product transitions;

    o   the amount and time of increases in expenses;

    o costs and complications relating to acquisitions and integration of new technologies or businesses;

    o   our ability to expand our international operations;

    o   the utilization rate of our services personnel; and

    o possible purchasing delays by customers as they divert resources to address Year 2000 issues.

In addition, our stock price fluctuates based upon how our results measure against investor expectations.

OUR MARKET IS SUBJECT TO RAPID TECHNOLOGICAL CHANGE.

The software market in which we compete is characterized by rapid technological change. Existing products may become obsolete and unmarketable when products using new technologies are introduced and or when industry standards emerge. For example, our customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms, we must continue to support and maintain our products on a variety of such platforms. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to such developments. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. We believe that such delays have not to date had a material adverse impact on our financial condition or operating results. Our business, financial condition and operating results could be materially harmed if we delay the release of our products and product enhancements or if these products or product enhancements fail to achieve market acceptance when released. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such events could have a material adverse effect on our business, financial condition and operating results.

OUR BUSINESS DEPENDS ON THE SUCCESSFUL DEVELOPMENT OF NEW PRODUCTS.

Our product development requires substantial investment. There can be no assurance that we will have sufficient resources to make the necessary investments. We have in the past experienced development delays and it is possible that we will experience such delays in the future. There is no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. In addition, there is no assurance that such products will meet the requirements of the marketplace and achieve market acceptance. If we are unable, for technological or any other reasons, to develop and introduce new and enhanced products in a timely manner, it could have a material adverse effect on our business.

OUR PRODUCTS MUST OPERATE PROPERLY.

Our software products are complex and may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Although we have not experienced any material adverse effects from any such errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could severely harm our business. Our products are generally used in systems with other vendors' products, and as a result, they must integrate successfully with existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses. The occurrence of any such problems could have a material adverse effect on our business.

Since our products are often used for mission critical applications such as sales, marketing or field services, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Although no product liability claim has been made against us to date, such a claim, even if it were unsuccessful, would be time-consuming and costly to defend and could have a material adverse effect on our business.

WE FACE RISKS FROM GLOBAL OPERATIONS AND EXPANSION OF INTERNATIONAL OPERATIONS.

 International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 32% and 29% of the Company's revenue for the quarters ended March 31, 1999 and 1998, respectively. We intend to continue and substantially expand our international operations and to enter new international markets. This expansion will require significant management attention and financial resources to successfully translate and localize our software products into various languages and to develop direct and indirect international sales, consulting and support channels. We may not be able to maintain or increase international market demand for our products. We, or our distributors or resellers, may not be able to sustain or increase international revenues from licenses or from consulting and customer support or our relationships with our distributors may deteriorate. Additionally, recent unfavorable economic and political conditions in the Asian markets have occurred and we believe if such conditions continue over the foreseeable future they could negatively impact our business. Moreover, our foreign subsidiaries operate primarily in local currencies and their results are translated into U.S. dollars. The Company began hedging activities in the second quarter of 1999 to limit the exposure resulting from increases in the value of the U.S. dollar relative to foreign currencies. Hedging activities do not guarantee complete protection from exchange rate fluctuation risk and as such exposure resulting from a fluctuation in the value of the U.S. dollar relative to foreign currencies could still have a material adverse effect on our operating results.

WE DEPEND ON SERVICE REVENUES.

Support and service revenues represented 50.5% of our total revenues in the first quarter 1999, and 37.9% of our total revenues in the first quarter 1998. We anticipate that service revenues will continue to represent a significant percentage of total revenues.

    o Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues or an unexpected decrease in license revenues could have a detrimental impact on overall gross margins and our operating results.

    o We subcontract certain consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry lower gross margins than our service business overall; as a result, our service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues.

    o Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts.

    o In addition, consulting revenues as a percentage of our total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past.

If service revenues are lower than anticipated, it could have a material, adverse effect on our business, financial condition and operating results. Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so. See the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Vantive currently markets products that allow customers to make modifications to tailor our software to their business. While we believe, based on interactions with our customers, and potential customers, that customers derive significant competitive advantage from such modifications, we believe that competitive pressures, technological changes demanded by customers, and significant advances in the sophistication of third-party application development tools such as Visual Basic for Applications will require us to make greater use of third-party software in the future. Additionally, our commitment to adopt or interface with best-of-breed software technology may require us to increase use of third-party software. The greater use of third-party software could require us to invest significant resources in rewriting some or all of our software applications products utilizing third party software and/or to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation. There can be no assurance that we would be able to successfully rewrite our products or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could materially harm our business.

OUR MARKET IS HIGHLY COMPETITIVE.

The market for enterprise relationship management software and services is intensely competitive, fragmented and rapidly changing. We face competition or potential competition in the customer relationship management software market and services primarily from the following types of companies:

    o front-office software applications vendors such as (in alphabetical order) Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx Software Corporation, Pivotal Software and Siebel Systems, Inc.;

    o large enterprise hardware and software vendors such as Oracle Corporation, PeopleSoft, Inc., SAP AG, IBM's CorePoint business unit and JD Edwards & Company;

    o   system integrators;

    o Internet start-ups such as Silknet Software, Inc. and Vignette Corporation; and

    o our potential customers' internal information technology departments, which may seek to develop proprietary enterprise relationship management systems.

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

We intend to continue to expand our operations internationally and domestically, grow our customer base and pursue market opportunities through multiple growth strategies. Our rapid growth and expansion places significant demands on our managerial, administrative, operational, financial and other resources. To accommodate continued anticipated growth and expansion, we will be required to:

    o improve existing and implement new operational and financial systems, procedures and controls;

    o hire, train, manage, retain and motivate qualified personnel and enter into relationships with strategic partners;

    o   integrate our new management team; and

    o   anticipate and respond to changing market conditions.

These measures may place a significant burden on our management and our internal resources. If we are not able to install adequate control systems in an efficient and timely manner, if our current or planned personnel systems, procedures and controls are not adequate to support our future operations, or if we are unable to otherwise manage growth effectively, such events could have a material, adverse effect on our business.

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

OUR SUCCESS DEPENDS ON A LIMITED NUMBER OF PRODUCTS AND THE SUCCESSFUL DEVELOPMENT OF NEW PRODUCTS.

To date, a significant portion of our license revenue is derived from the sale of a limited number of individual products, and in particular, Vantive Support, Vantive FieldService, Vantive Sales and Vantive HelpDesk. We expect license revenues from these products and their enhanced versions to continue to account for a significant portion of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products such as competition or technological change could materially affect our business. Our future financial performance will depend, in significant part, on the successful development, introduction and customer acceptance of new and enhanced versions of these products and other products. Additionally, we are investing in the field service, eCommerce and Web product markets. Should these markets fail to develop, not accept our products, or cause the Company to lose new business and/or customers in its traditional markets our business could be harmed.

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

WE NEED TO SUCCESSFULLY LEVERAGE THIRD-PARTY RELATIONSHIPS.

Vantive relies heavily on our relationships with a number of organizations that are important to worldwide sales and marketing of our products. If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, such events could have a material, adverse effect on our business, financial condition and operating results. We also rely on a number of systems consulting and integration firms to implement our software, provide customer support services and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. These third parties, many of which have significantly greater resources than we have, may in the future market software products that compete with ours or reduce or discontinue their relationships with us or their support of our products. In addition, the following events could have a material adverse effect on our business, financial condition and operating results:

    o we are unable to develop and retain effective, long-term relationships with systems integrators;

    o we are unable to adequately train a sufficient number of systems integrators;

    o systems integrators do not have or do not devote the resources necessary to facilitate implementation of our products; or

    o   systems integrators endorse a product or technology other than ours.

OUR STOCK PRICE MAY FLUCTUATE.

In the past, the price of our common stock has been volatile. The market price of the common stock could substantially fluctuate due to future announcements concerning Vantive or our competitors such as:

    o   quarterly variations in operating results

    o   announcements of technological innovations

    o the introduction of new products or changes in product pricing policies by Vantive or its competitors

    o   proprietary rights or other litigation

    o   changes in earnings estimates by analysts

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

WE HAVE LIMITED PROTECTION OF OUR INTELLECTUAL PROPERTY.

Our success and ability to compete depend on our proprietary technology. We rely primarily on copyright, trade secret and trademark law and, to a lesser extent, patent law, to protect the source code for our proprietary software and other proprietary information. We presently have only two patents and one patent application pending. We also enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. In addition, effective trademark protection may not be available. Our competitors may adopt names similar to our trade names, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope and validity, or the scope, validity or enforceability of the proprietary rights of other third parties. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. In addition, the laws of other countries may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our protective measures may be inadequate in these countries to protect our proprietary rights. Any failure to enforce or protect our intellectual property rights could cause us to lose a valuable asset and could harm our business.

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

OUR LIMITATION OF LIABILITY PROVISIONS MAY NOT BE EFFECTIVE.

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

YEAR 2000 READINESS DISCLOSURE.

As is true for most companies, the Year 2000 issue creates risks for Vantive. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The Year 2000 issue not only has an impact on Vantive at the end of the calendar year 1999, but could also have an impact on us in the year 2000. Our risk exists primarily in the following areas:

    o systems used by Vantive to run its business including information systems, equipment and facilities;

    o   systems used by Vantive's suppliers;

    o potential warranty or other claims from our customers with respect to our products or services; and

    o potential for reduced spending, or a moratorium on spending, by potential customers due to Year 2000 remediation.

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

Vantive Products. Vantive has conducted evaluation of its currently available products. We believe that our current products are materially Year 2000 compliant. We have not tested all previous releases or versions of all of our products, nor have we tested all current products within all customers' systems environments. To assist customers in evaluating Year 2000 readiness of Vantive's products, we have developed information on the capability of our products. This information is located on Vantive's website (www.Vantive.com) and is periodically updated as assessment of additional products is completed. Certain of our disclosures and announcements concerning our products and Year 2000 programs, including those in this report, are intended to constitute "Year 2000 Readiness Disclosures" as defined in the recently enacted Year 2000 Information and Readiness Disclosure Act. The inability of any of our products to operate properly in the Year 2000 could result in increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could materially harm our results of operations or financial condition. Additionally, because there is no uniform definition of Year 2000 "compliance" and because all customer situations cannot be anticipated, particularly those involving other vendors' products, Vantive may see a change in demand or an increase in warranty and other claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

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

Costs to Address Year 2000 Issues. Based on our current assessment, it is expected that the total cost of these programs could be between $750,000 and $1.0 million . To date approximately $200,000 has been spent on these efforts. All expected costs are based on our current evaluation of the Year 2000 programs and are subject to change as the programs progress. It is anticipated that the majority of the Year 2000 costs incurred will consist of consultant's fees and internal hardware and software upgrades or replacements. We do not separately track the internal labor costs associated with the Year 2000 project unless it is an employee's principal job function. These internal labor costs, including employee efforts involved in assessing our Year 2000 exposures, testing, and remediating non-compliant Year 2000 systems, communicating with customers, and various other employee-related tasks, have not been included in the total estimated costs. Any costs associated with potential Year 2000 litigation exposure are not currently ascertainable and are not included in the total cost estimate above.

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

ACQUISITION AND NEW VENTURES MAY PRESENT RISKS TO OUR BUSINESS.

As part of our business strategy, we may in the future make acquisitions of, or investments in, companies, products or technologies that complement our current products, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Future acquisitions may create risks for us, including:

    o difficulties in the assimilation of acquired personnel, operations, technologies or products;

    o   unanticipated costs associated with the acquisition;

    o   diversion of management's attention from other business concerns;

    o adverse effects on existing business relationships with suppliers and customers;

    o   risks of entering markets where we have no or limited prior experience;

    o   potential loss of key employees of acquired organizations; and

    o loss of customers that, as a result of an acquisition, become competitors.

These risks and difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. We may not be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future and our failure to do so could harm our business.

In addition, in connection with any future acquisitions, we could:

    o issue equity securities which would dilute current stockholders' percentage ownership;

    o   incur substantial debt; or

    o   assume significant liabilities.

Such actions by us could have a material, adverse effect on our operating results and/or the price of our common stock.

CHANGES IN ACCOUNTING STANDARDS COULD AFFECT THE CALCULATION OF OUR FUTURE OPERATING RESULTS.

We recognize revenues from software license agreements upon delivery of our software products if:

    o   persuasive evidence of an arrangement exists;

    o   collection is probable; and

    o   the fee is fixed or determinable.

We recognize customer support (maintenance) revenues ratably over the contract term -- typically one-year -- and recognize revenues for consulting and training services as such services are performed.

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

In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria of SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. The Company is evaluating the requirements of SOP 98-9 and the effects, if any, on our current revenue recognition policies.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

1.   EXHIBITS:

     *3.1 Form of Agreement and Plan of Merger between The Vantive Corporation, a California corporation, and The Vantive Corporation, a Delaware corporation.

     *3.2           Bylaws.

     =4.1 Declaration of Registration Rights made on August 31, 1997 by the Company for the benefit of the holders of Common Stock of Innovative Computer Concepts, Inc.

     x4.2 Rights Agreement between the Company and Harris Trust and Savings Bank dated November 19, 1998.

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

     *+10.9.1 International VAR Agreement dated June 28, 1996 between Oracle Corporation and the Company, as amended.

     *+10.10 Value Added Remarketer Agreement dated December 20, 1991 between Sybase, Inc. and the Company, as amended.

     *+10.11 Compensation Letter dated May 10, 1995 between the Company and John R. Luongo.

     10.12 Lease Agreement dated January 13, 1995 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated July 20, 1977 (John Arrillaga Separate Property Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.

     #10.13 Lease Agreement dated September 4, 1996 between John Arrillaga, Trustee, or his Successor Trustee, UTA dated July 20, 1977 (Arrillaga Family Trust) as amended, and Richard T. Peery, Trustee, or his Successor Trustee, UTA dated July 20, 1977 (Richard T. Peery Separate Property Trust) as amended, and the Company.

     **10.14 Agreement and Plan of Merger dated August 13, 1997 by and among The Vantive Corporation, Igloo Acquisition Corporation and Innovative Computer Concepts, Inc. as amended.

    ##10.15 Agreement and Plan of Reorganization by and among the Company, Revo Acquisition Corporation and Wayfarer Communications, Inc. dated June 18, 1998.

     ++10.16 Lease Agreement dated June 22, 1998 between Augustine Partners, LLC & Vantive.

     ++10.17        Offer Letter dated July 31, 1998 between Vantive and Leonard
                    LeBlanc.

     ***10.18 Offer Letter dated November 4, 1998 between the Company and James Whittaker.

     ***10.19 Offer Letter dated November 25, 1998 between the Company and Steven J. Sherman.

     ***10.20 Offer Letter dated January 27, 1999 between the Company and Guy DuBois.

     10.21 Offer Letter dated April 19, 1999 between the Company and Thomas L. Thomas.

     27.1           Financial Summary Table


    * Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

    +   Confidential Treatment has been granted for portions of this exhibit.

    x Previously filed in the Company's Report on Form 8-K filed on December 18, 1998.

   ##   Previously filed in the Company's Report on Form 8-K filed on July 15,
        1998.

    # Previously filed in the Company's Report on Form 10-K filed on March 31, 1997.

    ** Previously filed in the Company's Report on Form 8-K filed on September 26, 1997 and on Form 8-K/A filed on November 4, 1997.

    = Incorporated by reference from the Company's Registration Statement (No. 333-36547), declared effective on November 4, 1997.

    ++ Previously filed in the Company's Report on Form 10-Q filed on August 14, 1998.

    *** Previously filed in the Company's Report on Form 10-K filed on March 31,
        1999.


2.   REPORTS ON FORM 8-K:


No reports on form 8-K were filed during the three months ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       THE VANTIVE CORPORATION







Dated: May 11, 1999

                           /s/ LEONARD J. LEBLANC
                           --------------------------------------
                           Leonard J. LeBlanc
                           Executive Vice President and Chief Financial Officer (Principal Financial Officer)



Dated: May 11, 1999

                           /s/ MICHAEL M. LOO
                           -------------------------------------
                           Michael M. Loo
                           Vice President, Finance
                           (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.         Document Description
-----------         --------------------

     10.21 Offer Letter dated April 19, 1999 between the Company and Thomas L. Thomas.

     27.1           Financial Summary Table