Form 10-Q
period 1999-06-30
VANTIVE CORP
filed 1999-08-12
CIK 947549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from__________________to________________

Commission file number 0-26592

THE VANTIVE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0266662
(State of incorporation)	(IRS Employer Identification Number)

2455 Augustine Drive
Santa Clara, California  95054
(408) 982-5700

(Address and telephone number of principal executive offices)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

YES  [X]           NO  [_]

27,050,053 shares of the registrant's common stock, $0.001 par value, were outstanding as of August 9, 1999.

THE VANTIVE CORPORATION

FORM 10-Q

CONTENTS

PART I: FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets: June 30, 1999 and December 31, 1998

                    Condensed Consolidated Statements of Operations: Three and six months ended June 30, 1999 and 1998

                    Condensed Consolidated Statements of Cash Flows: Six months ended June 30, 1999 and 1998

                    Notes to Condensed Consolidated Financial Statements

    Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

    Item 3.   Quantitative and Qualitative Disclosures About Market Risk

PART II: OTHER INFORMATION

     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities and Use of Proceeds

     Item 3.   Defaults upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

     Signatures

PART I:     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                           THE VANTIVE CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                      June 30,     December 31,
                                                        1999          1998
                                                    ------------   ------------
                                                    (unaudited)

                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................     $75,232        $51,636
  Short-term investments ..........................      20,653         43,174
  Accounts receivable, net ........................      44,882         42,110
  Prepaid expenses and other current assets .......      20,168         18,433
                                                    ------------   ------------
          Total current assets ....................     160,935        155,353
Property and equipment, net .......................      21,904         23,736
Other assets ......................................       4,083          5,179
                                                    ------------   ------------
TOTAL ASSETS ......................................    $186,922       $184,268
                                                    ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ........     $30,958        $29,842
  Deferred revenues ...............................      18,767         16,089
                                                    ------------   ------------
          Total current liabilities ...............      49,725         45,931
                                                    ------------   ------------
Convertible debt ..................................      69,000         69,000
Other long-term liabilities .......................       1,182            299
                                                    ------------   ------------
TOTAL LIABILITIES .................................    $119,907       $115,230
                                                    ============   ============

STOCKHOLDERS' EQUITY:
  Preferred Stock .................................          --             --
  Common Stock ....................................          27             27
  Additional paid-in-capital  .....................      75,079         71,896
  Accumulated other comprehensive income (loss) ...      (1,595)           337
  Accumulated Deficit .............................      (6,496)        (3,222)
                                                    ------------   ------------
          Total stockholders' equity ..............      67,015         69,038
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........    $186,922       $184,268
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended    Six Months Ended
                                              June 30,            June 30,
                                          -----------------   -----------------
                                           1999     1998       1999     1998
                                          -------- --------   -------- --------

REVENUES
  License ..............................  $22,087  $19,182    $44,243  $41,699
  Service ..............................   26,429   18,560     49,073   32,323
                                          -------- --------   -------- --------
          Total revenues ...............   48,516   37,742     93,316   74,022
                                          -------- --------   -------- --------
COST OF REVENUES:
  License ..............................      701      115      1,274      319
  Service ..............................   15,465   10,937     29,101   18,249
                                          -------- --------   -------- --------
          Total cost of revenues .......   16,166   11,052     30,375   18,568
                                          -------- --------   -------- --------
GROSS MARGIN ...........................   32,350   26,690     62,941   55,454
                                          -------- --------   -------- --------
OPERATING EXPENSES
  Sales and marketing ..................   21,245   16,191     40,454   30,317
  Research and development .............    8,944    6,235     17,391   12,179
  General and administrative ...........    4,499    2,860      7,625    5,862
  Restructuring charges ................    3,089       --      3,089       --
  Acquisition-related charges ..........       --    9,496         --    9,496
                                          -------- --------   -------- --------
          Total operating expenses .....   37,777   34,782     68,559   57,854
                                          -------- --------   -------- --------
LOSS FROM OPERATIONS ...................   (5,427)  (8,092)    (5,618)  (2,400)
OTHER INCOME ...........................       85      213        659      424
                                          -------- --------   -------- --------
LOSS BEFORE PROVISION
  FOR INCOME TAXES .....................   (5,342)  (7,879)    (4,959)  (1,976)
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES .........................   (1,816)     121     (1,685)   2,305
                                          -------- --------   -------- --------
NET LOSS ...............................  $(3,526) $(8,000)   $(3,274) $(4,281)
                                          ======== ========   ======== ========

NET LOSS PER BASIC SHARE ...............   $(0.13)  $(0.31)    $(0.12)  $(0.17)
                                          ======== ========   ======== ========
NET LOSS PER DILUTED SHARE .............   $(0.13)  $(0.31)    $(0.12)  $(0.17)
                                          ======== ========   ======== ========

BASIC-SHARES USED IN
 PER SHARE COMPUTATION .................   26,669   25,666     26,561   25,525
                                          ======== ========   ======== ========
DILUTED-SHARES USED IN
 PER SHARE COMPUTATION .................   26,669   25,666     26,561   25,525
                                          ======== ========   ======== ========

      See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Six Months Ended
                                                                     June 30,
                                                             -----------------------
                                                                 1999        1998
                                                             ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................  $(3,274)    $(4,281)
  Adjustments to reconcile net income(loss)to net cash
     provided by operating activities:
     Acquisition-related expense ...........................       --       9,496
     Stock compensation expense ............................      359          --
     Depreciation and amortization .........................    4,848       2,414
     Writedown of assets ...................................    1,869          --
     Provision for sales allowances and
       doubtful accounts ...................................      355         696
  Changes in net assets and liabilities, net of acquisition
       Increase in accounts receivable .....................   (3,629)     (4,322)
       Increase in prepaid expenses and
         other current assets...............................   (1,096)     (2,889)
       Decrease (increase) in other assets .................      831      (1,170)
       Increase (decrease) in accounts payable
         and accrued liabilities ...........................    1,183      (2,078)
       Increase (decrease) in long-term liabilities ........      931        (109)
       Increase in deferred revenues .......................    2,678       5,850
                                                             ---------   ---------
      Net cash provided by operating activities ............    5,055       3,607
                                                             ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments ................   22,521     (51,741)
  Purchase of property and equipment .......................   (4,618)     (7,517)
  Cash acquired in Wayfarer acquisition ....................       --         101
                                                             ---------   ---------
      Net cash provided by (used in)investing activities ...   17,903     (59,157)
                                                             ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................    2,687       4,058
  Payments on capital lease obligations ....................     (115)       (192)
                                                             ---------   ---------
      Net cash provided by financing activities ............    2,572       3,866
                                                             ---------   ---------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS ........   25,530     (51,684)
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................   (1,934)       (190)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............   51,636      77,583
                                                             ---------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................  $75,232     $25,709
                                                             =========   =========

 See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    BASIS OF PRESENTATION:

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. The Company believes the disclosures included in the unaudited condensed consolidated financial statements when read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 are adequate to make the information presented not misleading.

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results expected for any future periods.

2.    SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues, expenses and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and during the reporting period.

Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation, amortization, taxes and contingencies. Actual results could differ from those estimates.

Hedging. The Company began entering into foreign exchange forward contracts during the second quarter of 1999 to reduce its exposure to currency fluctuations on balance sheet positions denominated in currencies other than the local functional currency of an entity. The objective of these contracts is to neutralize the impact of the foreign currency exchange rate movements on the Company's operating results. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The foreign exchange contracts are generally for a forward period of 30 days and they are accounted for at the time of expiration as realized gains and losses on the income statement. The purpose of entering these contracts is to create a currency gain or loss on a hedging instrument that offsets the actual currency gains and losses resulting from normal operations based on the underlying currency. The Company does not use derivative financial instruments for speculative or trading purposes. As of June 30, 1999, the Company had an outstanding foreign currency forward sell contract of approximately $2.4 million denominated in Netherlands Guilders which approximated the fair value of its underlying transaction.

Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Recent Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000.

Revenue Recognition. The Company generates revenues from licensing the rights to use its software products directly to end-users and indirectly through sublicense fees from resellers. The Company also generates revenues from sales of consulting, customer support and training services performed for customers that license its products.

Revenues from software license agreements are recognized upon shipment of the software if collection is probable, payment is due within one year and the fee is fixed or determinable. If an acceptance period is required, revenues are recognized upon the earlier of customer acceptance or the expiration of the acceptance period. If significant post-delivery obligations exist or if a product is subject to customer acceptance, revenues are deferred until no significant obligations remain or acceptance has occurred. Service revenues have to date consisted primarily of consulting, customer support and, to a lesser extent, training. The Company enters into reseller arrangements that typically generate sublicense fees payable to the Company based on a percent of the Company's list price. Sublicense fees are generally recognized as reported by the reseller in re-licensing the Company's products to end-users. In certain circumstances, sublicense fees are recognized upon the initial sale to the reseller if all products subject to sublicensing are shipped in the current period, no right of return policy exists, collection is probable, payment is due within one year and the fee is fixed or determinable. If these conditions are not met, the Company does not recognize sublicense fees until reported by the reseller in re-licensing the Company's products to end-users.

Revenues from customer support services are recognized ratably over the term of the support period. If customer support services are included free or at a discount in a license agreement, these amounts are allocated out of the license fee at their fair market value based on the value established by the independent sale of the customer support services to customers. Consulting revenues are primarily related to implementation services performed on a time and materials basis under separate service arrangements related to the installation of the Company's software products. Revenues from consulting and training services are recognized as services are performed. If a transaction includes both license and service elements, license fee revenue is recognized upon shipment of the software, provided services do not include significant customization or modification of the base product and the payment terms for licenses are not subject to acceptance criteria. In cases where license fee payments are contingent upon the acceptance of services, revenues from both the license and the service elements are deferred until the acceptance criteria are met.

In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-9 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. The Company is evaluating the requirements of SOP 98-9 as they currently exist and the effects on our current revenue recognition policies. The Company believes that the effects of SOP 98-9 will have no material effect on the results of operations.

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

Growth rates assumed in the analysis for the Combined Revenues were based upon external market expectations for growth in the overall front office market segment at the time of the acquisition. For the year ended December 31, 1998, and the six months ended June 30, 1999, the Company's overall revenue growth was materially less than the growth assumed in the analysis and the Company anticipates this trend to continue based upon the current market outlook. These lowered market expectations are consistent with projections made by other vendors in the ERP and front office automation markets. As a result of the lower-than-anticipated overall growth, the Company is experiencing lower growth in Combined Revenues and receiving less return on its investment than anticipated in its analysis.

Because the Company does not account for expenses by product, it is not possible to determine the actual expenses associated with the technology acquired from ICC; however, the Company does maintain a dedicated facility in New Hampshire and has numerous consulting and training resources dedicated to supporting the Vantive Inventory and Procurement modules. Research and development spending with respect to these offerings is expected to continue at a rate that is consistent with the Company's overall research and development spending. The Company does not believe that it achieved any material expense reductions or synergies as a result of the acquisition.

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

Currently, approximately 50% of the Company's FieldService specific sales include the ICC-derived inventory and procurement modules. This is slightly below the original expectations for the FieldService product. Sales of the Company's HelpDesk and Sales Force Automation applications have been less influenced by the availability of the ICC derived spare parts inventory and procurement modules.

If sales of the Combined Revenues are below anticipated levels, profitability may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, product introduction or other actions by competitors and other factors discussed herein. See "Quantitative and Qualitative Disclosures About Market Risks".

Wayfarer. Wayfarer Communications, Inc. ("Wayfarer") was acquired in the year ended 1998 in a transaction accounted for under the purchase method of accounting. The Company acquired in-process research and development related to the creation of a web-browser front end which would be used in conjunction with a new technology designed to distribute, leverage and make use of the knowledge, resources and information that companies had stored in their ERP and front office automation systems. At the time of the acquisition, Wayfarer was a development-stage company located in Mountain View, California.

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

The remaining development efforts for these projects included various phases of design, development and testing. Management is currently assessing the projects related to the acquired in-process technology. At the time of this report the release of the functionality that relates to the projects that were in existence at the time of the acquisition is uncertain. Rapid changes in the development of technology surrounding the World Wide Web have resulted in a delayed release and the potential termination of funding for these projects. As a result, the expected revenue originally used in the valuation forecast at the time of the acquistion has not yet materialized and may not materialize if management decides not to move forward with the technology.

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

Growth rates assumed in the analysis for the in-process technology were based upon external market expectations for growth in the overall front office market segment at the time of the acquisition. The rates assumed in the analysis may not be met as a result of uncertainty surrounding the release of the functionality related to the in-process technology combined with lowered market expectations for growth in the overall front office market segment. As a result, the Company may experience lower growth attributed to the in-process technology and receive less return on its investment than anticipated in its analysis.

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

The forecast used in valuing the in-process research and development was based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. For these reasons, actual results may vary from projected results .

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

As of June 30, 1999, the Company has received no revenue related to the in-process technology. Management is currently assessing whether the Wayfarer technology will be incorporated in the Company's future product releases. Development plans for a separate generation product based on the acquired technology have been deferred at the time of this report. As of June 30, 1999, no engineering personnel were working on the in-process projects. The Company's research and development expenditures attributable to the Wayfarer technology are significantly lower than the valuation forecast assumptions. The risks associated with these projects are still considered high and no assurance can be made that products derived from the Wayfarer technology will meet market expectations. The research and development expenses attributable to the Wayfarer technology for the three months ended June 30, 1999 were approximately $296,000.

If the Wayfarer Combined Revenues are lower than anticipated, the Company's profitability may be adversely affected in future periods. Commercial results will also be subject to uncertain market events and risks, which are beyond the Company's control, such as trends in technology, government regulations, market size and growth, and product introduction or other actions by competitors and other factors discussed herein.

4.     EARNINGS PER SHARE:

Earnings (Loss) Per Share. Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," requires companies to compute net income per share under two different methods, basic and diluted per share data, for all periods for which an income statement is presented. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for all periods. Diluted earnings per share reflects the potential dilution that could occur if the income were divided by the weighted-average number of common shares and common stock equivalent shares outstanding during the period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares and common stock equivalents from outstanding stock options. Common stock equivalents are calculated using the treasury stock method and represent incremental shares issuable upon exercise of the Company's outstanding options.

Approximately 2.8 million and 2.4 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share during the three and six months ended June 30, 1999, respectively, as a result of their anti-dilutive effect due to the reported loss or because the options' exercise price was greater than the average market price of the common shares. Approximately 1.8 million and 1.9 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share during the three and six months ended June 30, 1998, respectively, as a result of their anti-dilutive effect due to the reported loss or because the options' exercise price was greater than the average market price of the common shares.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the quarters ended June 30, 1999 and 1998 (In thousands, except per share data):

                                         Three Months Ended  Six Months Ended
                                              June 30,          June 30,
                                          ----------------- -----------------
                                           1999     1998     1999     1998
                                          -------- -------- -------- --------

Net loss                                  $(3,526) $(8,000) $(3,274) $(4,281)
Basic Earnings Per Share:
   loss  available to
     common shareholders                  $(3,526) $(8,000) $(3,274) $(4,281)

   Weighted average common
     shares outstanding                    26,669   25,666   26,561   25,525
                                          -------- -------- -------- --------
Basic loss per share:                      $(0.13)  $(0.31)  $(0.12)  $(0.17)
                                          -------- -------- -------- --------
Diluted Earnings Per Share:
   loss available to
     common shareholders                  $(3,526) $(8,000) $(3,274) $(4,281)
   Weighted average common
     shares outstanding                    26,669   25,666   26,561   25,525
   Common stock equivalents                    --       --       --       --
                                          -------- -------- -------- --------
     Total weighted average common shares
       and equivalents                     26,669   25,666   26,561   25,525
                                          -------- -------- -------- --------
Diluted loss per share:                    $(0.13)  $(0.31)  $(0.12)  $(0.17)
                                          -------- -------- -------- --------

5.     COMPREHENSIVE INCOME:

Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130). This requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The following table reconciles net income as reported to comprehensive income (loss) under the provisions of SFAS 130 for the three and six month periods ended June 30, 1999 and 1998 (In thousands):

                                         Three Months Ended  Six Months Ended
                                              June 30,           June 30,
                                          -----------------  -----------------
                                           1999     1998      1999     1998
                                          -------- --------  -------- --------

Net loss                                  $(3,526) $(8,000)  $(3,274) $(4,281)
Other Comprehensive income
        loss, net of tax:
   Unrealized Currency loss                  (317)    (142)   (1,275)    (114)
                                          -------- --------  -------- --------
Comprehensive loss                        $(3,843) $(8,142)  $(4,549) $(4,395)
                                          -------- --------  -------- --------

6.     SEGMENT INFORMATION:

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during fiscal 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision making group is the CEO Staff, which is comprised of the Chief Executive Officer and various Vice Presidents of the Company.

The Company has identified three distinct reportable segments: license, customer support and professional services. License revenues consist of fees for the Company's products as well as fees from sublicensing third party software products. Customer support represents revenue from maintenance fees on software. Professional service revenues consist of consulting and training services. Consulting services are related to implementation services performed on a time and materials basis under separate service arrangements related to installation of the Company's software products. Consulting and training revenues generally are recognized as services are performed. While the CEO Staff evaluates results in a number of different ways, the line of business management structure is the primary basis for which it assesses financial performance and allocates resources.

The following table represents the Company's segment information for the six months ended June 30, 1999 and 1998, respectively (in thousands):

                                  Three months ended June 30,   Six months ended June 30,
                                         1999       1998             1999       1998
                                    (unaudited)(unaudited)      (unaudited)(unaudited)

Revenues From Unaffiliated Customers:
Licenses                               22,087     19,182           44,243     41,699
Customer support                        9,437      6,896           18,190     12,885
Professional services                  16,992     11,664           30,883     19,438
                                      --------   --------         --------   --------
                                       48,516     37,742           93,316     74,022
                                      ========   ========         ========   ========
Cost of Revenue:
Licenses                                  701        115            1,274        319
Customer support                        1,939      1,330            3,622      2,304
Professional services                  13,526      9,607           25,479     15,945
                                      --------   --------         --------   --------
                                       16,166     11,052           30,375     18,568
                                      ========   ========         ========   ========
Gross Margin:
Licenses                               21,386     19,067           42,969     41,380
Customer support                        7,498      5,566           14,568     10,581
Professional services                   3,466      2,057            5,404      3,493
                                      --------   --------         --------   --------
                                       32,350     26,690           62,941     55,454
                                      ========   ========         ========   ========
Profit Reconciliation:
Gross margin for reportable segments   32,350     26,690           62,941     55,454
Operating expenses                    (37,777)   (34,782)         (68,559)   (57,854)
Other income and expenses                  85        213              659        424
                                      --------   --------         --------   --------
Loss before provision for income       (5,342)    (7,879)          (4,959)    (1,976)
                                      ========   ========         ========   ========

International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 32% and 29% of the Company's revenue for the six months ended June 30, 1999 and 1998, respectively. The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

7.     RESTRUCTURING CHARGES:

In the second quarter of fiscal 1999, the Company announced and began to implement a restructuring program aimed at reducing its cost structure and improving its efficiency. The Company's restructuring activity to date has consisted primarily of writing off operating assets associated with the termination of certain projects and relationships that will not be implemented because they are inconsistent with changes in the operational direction of the Company as well as charges associated with employee severance resulting from a reorganization. The majority of the severance charges are attributable to the departure of the former CEO. Through June 30, 1999, these actions have resulted in aggregate charges of approximately $3.1 million. The Company expects that the remaining accrued balance at June 30, 1999 will result primarily in cash expenditures and will be financed through working capital.

The following table depicts the restructuring activity during the first six months of fiscal 1999 (in thousands):

                                         Total           Realized Expenses        Accrued
                                        Expenses       Through June 30, 1999     Balance at
    Category                         June 30, 1999       Cash      Non-cash     June 30, 1999

    Severance related charges          $   733       $   (155)     $  (339)     $     239
    Operating asset write-off            2,356             --       (2,356)            --
                                      ---------      ---------    ---------      ---------
    Total                              $ 3,089       $   (155)    $ (2,695)      $    239
                                      =========      =========    =========      =========

Management believes that these initiatives will continue as the organization continues to review the fiscal 1999 operating plan. Management anticipates that this will result in an additional restructuring charge in the third quarter not expected to exceed $3 million.

8.     STOCK REPURCHASE PROGRAM:

In July, 1999 the Company's Board of Directors authorized a program to repurchase up to $10.0 million of its common stock in the open market or in privately negotiated transactions. To date, the Company has not repurchased any shares of its common stock under this program. Any repurchased shares will be available for use under the Company's employee stock plans and for other corporate purposes.

9.    CONTINGENCIES:

The Company is defending three similar securities class action lawsuits filed in July 1999 in the U.S. District Court for the Northern District of California alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from April 1997 to July 1998. The Company expects that these lawsuits will be consolidated into one action. In addition, the Company is a party to lawsuits in the ordinary course of its business. Although management does not believe these suits will materially affect the Company's financial condition, depending on the amount and timing, an unfavorable resolution of the securities class action lawsuits could materially affect Vantive's future financial position, results of operations or cash flows. The Company believes that it has good defenses to the claims in each of these lawsuits and intends to defend them vigorously. However, litigation in general, and securities litigation in particular, can be expensive and disruptive to normal business operations.

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

The greatest percentage of the Company's license revenues to date has resulted from non-recurring license fees based on sales of concurrent user licenses. The remaining revenues are primarily attributable to service revenues, which include consulting, customer support and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for 19.5% of total revenues in both the three and six months ended June 30, 1999 and 18.3% and 17.4% of total revenues for the three and six months ended June 30, 1998 respectively. Because concurrent user fees are not application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales, Vantive Field Service and Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during the periods covered by this report. As significant sales to a particular end user customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer; however, the Company has derived and expects to continue to derive recurring revenues from customers who use the Company's products to deliver software services to other customers.

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

International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 32% and 29% of the Company's revenue for the three and six months ended June 30, 1999 and 1998, respectively. The Company believes that its continued growth and profitability will require further expansion of its international operations. The majority of the Company's revenues are denominated in the subsidiaries' functional currency and as a result, the Company has no material unhedged monetary assets, liabilities, or commitments denominated in currencies other than the operation's functional currency. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and this could have a material adverse effect on the Company's business, results of operations and financial condition.

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

The Company is also subject to risks associated with the change in century dates from 1999 to 2000 the so-called "Year 2000" issue. The date change could cause the potential disruption of the Company's internal operations, the operations of the Company's suppliers or customers or potential issues related to the Company's products or services. See the section entitled "Year 2000 Compliance" for a discussion of this issue.

The Company is also subject to risks associated with the changes in Europe aimed at forming a European economic and monetary union. One of the changes resulting from this union required member countries to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999, at which date the Euro became a functional legal currency of these countries. See the section entitled "Quantitative and Qualitative Disclosures About Market Risks - Remediation of problems related to the European monetary conversion may involve significant time and expense and may reduce our future sales " for a discussion of this issue.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                           Three Months Ended  Six Months Ended
                                                 June 30,          June 30,
                                            ----------------- -----------------
                                               1999     1998     1999     1998
                                            -------- -------- -------- --------

REVENUES:
  License                                      45.5%    50.8%    47.4%    56.3%
  Service                                      54.5     49.2     52.6     43.7
                                            -------- -------- -------- --------
          Total revenues                      100.0    100.0    100.0    100.0
                                            -------- -------- -------- --------
COST OF REVENUES:
  License                                       1.4      0.3      1.4      0.4
  Service                                      31.9     29.0     31.2     24.6
                                            -------- -------- -------- --------
          Total cost of revenues               33.3     29.3     32.6     25.0
                                            -------- -------- -------- --------
GROSS MARGIN                                   66.7     70.7     67.4     75.0
                                            -------- -------- -------- --------
OPERATING EXPENSES:
  Sales and marketing                          43.8     42.9     43.4     41.0
  Research and development                     18.4     16.6     18.6     16.5
  General and administrative                    9.3      7.6      8.2      7.9
  Restructuring charges                         6.4       --      3.3       --
  Acquired in-process
   research and development                      --     21.7       --     11.1
  Acquisition-related
   compensatory expense                          --      3.4       --      1.7
                                            -------- -------- -------- --------
          Total operating expenses             77.9     92.2     73.5     78.2
                                            -------- -------- -------- --------
LOSS FROM OPERATIONS                          (11.2)   (21.5)    (6.1)    (3.2)
OTHER INCOME                                    0.2      0.6      0.7      0.5
                                            -------- -------- -------- --------
LOSS BEFORE PROVISION FOR INCOME TAXES        (11.0)   (20.9)    (5.4)    (2.7)
PROVISION FOR (BENEFIT FROM) INCOME TAXES      (3.7)     0.3     (1.8)     3.1
                                            -------- -------- -------- --------
NET LOSS                                       (7.3)%  (21.2)%   (3.6)%   (5.8)%
                                            ======== ======== ======== ========

Revenues

License. License revenues represent fees earned from licensing the rights to use the Company's software products to customers. The Company's license revenue for the three and six months ended June 30, 1999 increased 15.1% and 6.1%, respectively, compared to the corresponding periods of fiscal 1998. In absolute dollars, this represents an increase of $2.9 million and $2.5 million for the three and six month periods, respectively. License revenues of $22.1 million and $44.2 million for the three and six month periods ended June 30, 1999, respectively, represented 45.5% and 47.4% of total revenue. In the corresponding periods ended June 30, 1998, license revenue of $19.2 million and $41.7 million represented 50.8% and 56.3% of total revenue. The Company believes that the absolute dollar growth in license revenues compared to the same period last year can be attributed to increased market demand in the CRM (customer relationship management) software market, while the decrease as a percentage of total revenue can be attributed to increased support and consulting revenues resulting from a larger installed customer base. The Company does not believe that the historical growth rates of license revenues will necessarily be sustainable or are indicative of future results.

Service. Service revenues consist of consulting, customer support and, to a lesser extent, training services. Service revenues were $26.4 million and $49.1 million for the three and six months ended June 30, 1999 compared to $18.6 million and $32.3 million for the three and six months ended June 30, 1998, representing increases of 42.4% and 51.8%. Service revenues represented 54.5% and 52.6% of total revenue for the three and six months ended June 30, 1999 compared to service revenues representing 49.2% and 43.7% of total revenue for the corresponding periods in 1998. The increase in service revenues was primarily due to the increased demand for consulting, customer support and, to a lesser extent, training services associated with a larger installed customer base when compared to the same periods in 1998. As the Company implements its strategy of encouraging third party organizations, such as systems integrators, to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease, but demand for consulting services provided by the Company has continued to grow even while the Company has pursued this strategy. The Company does not believe that the historical growth rates of service revenues will necessarily be sustainable or are indicative of future results.

Cost of Revenues

License. Cost of license revenues includes the cost of royalties due on embedded third party technology, cost of product media, product duplication and manuals. Cost of license revenues increased to $701,000 and $1.3 million or 1.4% of total revenues for both the three and six months ended June 30, 1999 compared to costs of $115,000 and $319,000, or 0.3% and 0.4%, of total revenues for the three and six months ended June 30, 1998, respectively. The increase in cost of license revenues in both the absolute dollars and as a percentage of associated revenue was primarily due to increased royalty costs associated with greater utilization of embedded third party software.

Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased by 41.4% and 59.5% to $15.5 million and $29.1 million in the three and six months ended June 30, 1999. Cost of service revenue represented 31.9% and 31.2% of total revenues for the three and six months ended June 30, 1999 compared to 29.0% and 24.6% of total revenue for the three and six months ended June 30, 1998. The increase in absolute dollars was primarily due to increases in consulting, support and training personnel and third party service providers during these periods. The increase in cost of services as a percentage of service revenues is primarily associated with an increased utilization of third party consulting partners.

Operating Expenses

Operating expenses were $37.8 million and $68.6 million for the three and six months ended June 30, 1999, representing increases of $3.0 million and $10.7 million or 8.6% and 18.5%. The totals increased from $34.8 million and $57.9 million for the three and six months ended June 30, 1998, respectively. The absolute dollar increase is primarily attributable to increases in payroll, consulting, rent, and depreciation expenses combined with a restructuring charge of $3.1 million in June 1999. Total operating expenses decreased as a percentage of revenues from 78.2% to 73.5% over the same six month period last year primarily due to acquisition related charges during the same periods in 1998.

Sales and marketing. Sales and marketing increased $10.1 million or 33.4% from $30.3 million to $40.5 million or from 41.0% to 43.4% of total revenue over the same six month period last year. The increase in absolute dollars is primarily attributed to increases in advertising, trade shows, travel and depreciation expenses associated with expanding sales and marketing activities. The Company plans to continue to invest in expanding its sales and marketing activities as warranted if business permits.

Research and development. Research and development increased $5.2 million or 42.8% to $17.4 million for the six months ended June 30, 1999 from $12.2 million for the six months ended June 30, 1998. This is primarily attributable to increases in salary, consulting and depreciation expenses. The increase in research and development expenses as a percentage of total revenue for the same six month period from 1998 to 1999 (16.5% to 18.6%) is attributable to increased utilization of higher cost, third party consultants to support the Company's product development activities. The Company expects research and development expenses will increase in absolute dollars over the coming years.

Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all software development costs to research and development expense.

In March 1998, the American Institute of Certified Public Accountants, ("AICPA") issued SOP No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP No. 98-1 requires entities to capitalize certain costs related to internal-use software once certain criteria have been met. Management expects that the adoption of SOP No. 98-1 will not have a material impact on the Company's financial position or results of operations. The Company implemented SOP No. 98-1 in fiscal 1999.

General and administrative. General and administrative expenses increased approximately $1.6 million or 57.3% from $2.9 million for the three months ended June 30, 1998 to $4.5 million for the three months ended June 30, 1999. General and administrative expenses increased 30.1% or $1.8 million to $7.6 million for the six months ended June 30, 1999 from $5.9 million in the six month period ended June 30, 1998. The increase is primarily attributable to salary, rent and depreciation expenses. General and administrative expenses represented 8.2% and 7.9% of total revenues for the six months ended June 30, 1999 and 1998, respectively. The Company expects general and administrative expenses will increase in absolute dollars over the coming years.

Restructuring charges. The restructuring charge of $3.1 million in the three and six months ended June 30, 1999 relates primarily to the write off of certain software assets and prepaid expenses reflecting the recognition that the benefit from these assets, projects and relationships will not be realized because they have become inconsistent with changes in the operational direction of the Company. Severance related expenses, primarily attributed to the former CEO position, also contributed to the restructuring charges to a lesser extent.

Management believes that these initiatives will continue in order to take appropriate actions as the organization continues to review the fiscal 1999 operating plan. Management anticipates that this will result in an additional restructuring charge in the third quarter not expected to exceed $3 million. See Note 7 to the Notes to Condensed Consolidated Financial Statements for further discussion.

Provision for/Benefit from income taxes. The Company's benefit from federal, state and foreign income taxes for the first six months of 1999 was $1.7 million. The benefit represents an effective tax rate of 34%, compared to an effective tax rate of 37% used to calculate the provision of $2.3 million for the first six months of 1998.

Financial Condition

Total assets as of June 30, 1999 increased approximately $2.7 million to $186.9 million from $184.3 million at December 31, 1998. The increase was primarily due to a $2.8 million increase in accounts receivable, a $1.7 million increase in prepaid expenses associated with tax benefits and a $1.1 million increase in cash and investments. These increases were offset by decreases in property and equipment and other long term assets resulting from the restructuring charge in June 1999. The increase of $2.8 million in receivables was primarily due to large foreign subsidiary deals in the last period of the quarter ended June 30, 1999.

Current liabilities as of June 30, 1999 increased approximately $3.8 million to $49.7 million from $45.9 million at December 31, 1998. This is primarily due to a significant increase of $2.7 million in deferred revenue coupled with an increase of $1.1 million in accounts payable and accrued liabilities. The increase in deferred revenue can be attributed to large foreign subsidiary deals in the last period of the quarter ended June 30, 1999. The increase in accounts payable and accrued liabilities is primarily attributable to increases in consulting and royalty payables. These results are consistent with increased utilization of third party consultants and embedded software.

Long-term liabilities as of June 30, 1999 increased approximately $883,000 to $70.2 million from $69.3 million at December 31, 1998. This is primarily due to increased deferred rent associated with the new leased facility in Santa Clara, California.

Liquidity and Capital Resources

Despite a net operating loss, operating activities provided cash flow of $5.1 million for the six months ended June 30, 1999 compared to operating cash flow of $3.6 million for the same six months period in 1998. The increase was primarily the result of an increase in deferred revenue, and an increased focus on collection efforts compared to the same period last year. These factors were offset by increases in receivables and prepaid expenses.

Investing activities provided cash of $17.9 million for the six months ended June 30, 1999, primarily from the sale of short-term, interest-bearing, investment-grade securities. The increase from the sale of short-term investments was offset by the use of $4.6 million for purchases of capital equipment. Investing activities used cash of $59.2 million in the six months ended June 30, 1998, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

Financing activities provided cash of $2.6 million for the first six months of 1999. The primary source of these funds were proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options and the purchase of shares associated with the employee stock purchase program in April, 1999. The increase was partially offset by payments for capital lease obligations. Financing activities provided cash of $3.9 million in the first six months of 1998. The primary source of these funds were proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options and the employee stock purchase program, offset by payments for capital lease obligations. In July, 1999 the Company's Board of Directors authorized a program to repurchase up to $10.0 million of its common stock in the open market or privately negotiated transactions. To date no shares have been repurchased under this program and the full amount authorized remains available for repurchase.

At June 30, 1999, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $95.9 million. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may use cash and consequently, such growth may require the Company to obtain additional sources of financing.

Year 2000 Compliance

As is true for most companies, the Year 2000 issue creates risks for Vantive. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The Year 2000 issue not only has an impact on Vantive at the end of the calendar year 1999, but could also have an impact on us in the year 2000.

While we believe that our current products are materially Year 2000 compliant, we have not tested all previous releases or versions of all of our products, nor have we tested all current products within all customers' systems environments. The inability of any of our products to operate properly in the Year 2000 could result in increased warranty costs, customer satisfaction issues, litigation or other material costs and liabilities, which could materially harm our results of operations or financial condition. Additionally, because there is no uniform definition of Year 2000 "compliance" and because all customer situations cannot be anticipated, particularly those involving other vendors' products, we may see a change in demand or an increase in warranty and other claims as a result of the Year 2000 transition. Such events, should they occur, could have a material adverse impact on future results.

We have completed our evaluation of most of our internal applications for Year 2000 compliance, and have begun remediation or replacement of systems, where necessary. We expect to achieve remediation without significant impact on the operational results of our business by September 1999, with continued testing through the end of 1999. In the event that implementation of replacement systems is delayed, or if significant new compliance issues are identified, our ability to conduct our business or record transactions could be disrupted which could materially harm our results of operations or financial condition. We are also in the process of evaluating Year 2000 compliance of our equipment and critical suppliers of goods and services. Critical equipment, such as manufacturing equipment, has been identified, and we are currently in the process of contacting our suppliers to ascertain Year 2000 compliance. In the event that identification of non-compliant equipment and any upgrade or replacement of equipment is delayed, our design, production and shipping capabilities could be disrupted, which could materially harm our results of operations or financial condition.

The purchasing patterns of our customers and potential customers based on Year 2000 issues may make it difficult to predict future sales. Companies owning and operating such systems may plan to devote a substantial portion of their information technology spending to fund such upgrades and modifications and divert spending away from projects such as customer relationship management or front office software applications. We believe that some companies have instituted a moratorium on new information technology projects until their Year 2000 issues are satisfactorily addressed. Such changes in customers' spending patterns could materially harm our sales, operating results or financial condition.

Costs to Address Year 2000 Issues. Based on our current assessment, it is expected that the total cost of these programs could be between $750,000 and $1.5 million. To date approximately $200,000 has been spent on these efforts. All expected costs are based on our current evaluation of the Year 2000 programs and are subject to change as the programs progress. It is anticipated that the majority of the Year 2000 costs incurred will consist of consultant's fees and internal hardware and software upgrades or replacements. We do not separately track the internal labor costs associated with the Year 2000 project unless it is an employee's principal job function. These internal labor costs, including employee efforts involved in assessing our Year 2000 exposures, testing, and remediating non-compliant Year 2000 systems, communicating with customers, and various other employee-related tasks, have not been included in the total estimated costs. Any costs associated with potential Year 2000 litigation exposure are not currently ascertainable and are not included in the total cost estimated above.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our quarterly operating results may fluctuate in future periods and this may cause us to fail to meet expectations.

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. In addition, our operating results may not follow any past trends. If our operating results are below the expectations of public market analysts and investors, the price of our common stock may fall. These quarterly variations are caused by various factors, including:

  variations in demand for our products;

  the timing and execution of individual contracts, product deployments, and achievement of milestones, particularly for large orders;

  delays in customer orders and in the closing of sales near the end of a quarter;

  the amount and timing of increases in expenses;

  costs and complications relating to acquisitions and integration of new technologies or businesses; and

  the utilization rate of our services personnel.

It is particularly difficult to predict the timing or amount of our license revenues because we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter. Nevertheless, we base our decisions regarding our operating expenses in part on anticipated revenue trends. Because many of our expenses are relatively fixed in the short term, a delay in recognizing revenue from a limited number of license transactions could cause our operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues that match our projections, our operating results will suffer.

Our market is characterized by rapid technological change and our failure to enhance our products and develop new products to respond to such change could harm our business.

Our failure to enhance our product line and develop new products to successfully respond to rapid technological change would materially harm our business. The software market in which we compete is characterized by rapid technological change. Existing products may become obsolete and unmarketable when products using new technologies are introduced and or when industry standards emerge. For example, Vantive's customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms; we must continue to support and maintain our products on a variety of such platforms. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to such developments. In addition, customers may defer or forego purchases of our products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements. Such events could materially harm our business, financial condition and operating results.

We may not be able to develop new products or enhance existing products on a timely basis.

We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. Our product development requires substantial investment. There can be no assurance that we will have sufficient resources to make the necessary investments. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. We believe that such delays have not to date had a material adverse impact on our financial condition or operating results. Our business could be materially harmed if we delay the release of our products and product enhancements or if these products or product enhancements fail to achieve market acceptance when released.

We develop complex software products susceptible to software errors or defects that could result in lost revenues, or delayed or limited market acceptance.

We face possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Our software products are complex and may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our products and as a result have experienced delays in shipment of products during the period required to correct these errors. Although we have not experienced any material adverse effect on our operating results from any such errors to date, there can be no assurance that, despite testing by us and by current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could severely harm our business. Our products are generally used in systems with other vendors' products, and as a result, they must integrate successfully with existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses. The occurrence of any such problems could harm our business.

Others may bring product liability claims against us which could be time-consuming and expensive to defend.

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

Our global operations and our planned expansion of our international operations make us much more susceptible to risks from international operations .

We believe that international operations carry inherent risks for U.S. based companies like ours. International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 32% and 29% of the Company's revenue for the six months ended June 30, 1999 and 1998, respectively. We intend to substantially expand our international operations and to enter new international markets. We face the following risks from doing business on an international basis:

  significant management attention and financial resources to successfully translate and localize our software products into various languages;

  difficulties in staffing and managing foreign operations;

  our ability to maintain or increase international market demand for our products;

  licenses, tariffs and other trade barriers; and

  political and economic instability.

We, or our distributors or resellers, may also not be able to sustain or increase international revenues from licenses or from consulting and customer support or our relationships with our distributors may deteriorate.

Fluctuations in the relative value of foreign currencies could harm our operating results.

Exchange rate fluctuations could cause currency transaction gains and losses. Our foreign subsidiaries operate primarily in local currencies and their results are translated into U.S. dollars. We began hedging activities in the second quarter of 1999 to limit the exposure resulting from increases in the value of the U.S. dollar relative to foreign currencies. Hedging activities do not guarantee complete protection from exchange rate fluctuation risk and as such exposure resulting from a fluctuation in the value of the U.S. dollar relative to foreign currencies could materially harm our operating results.

Service revenues represent a significant percentage of our total revenues and lower than anticipated service revenues would materially harm our business.

If service revenues are lower than anticipated, our business, financial condition and operating results could be adversely affected. Support and service revenues represented 52.6% of our total revenues in the first six months of 1999 and 43.7% of our total revenues in the first six months of 1998. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, consulting revenues as a percentage of our total revenues could decline if customers select third party service providers to install and service our products more frequently than they have in the past.

Our ability to increase service revenues will depend in large part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so.

Service revenues and third party contract revenues carry lower gross margins than license revenues and an overall increase in these areas as a percentage of total revenues could have an adverse impact on our business.

Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect our operating results. In addition, we subcontract certain consulting, customer support and training services to third party service providers. Third party contract revenues generally carry lower gross margins than our service business overall. As a result, our service revenues and related margins may vary from period to period, depending on the mix of these third party contract revenues.

We incorporate software licensed from third parties with our products and any significant interruption in the availability of these third party software products or defects in these products could impair our business.

We license technology on a non-exclusive basis from several businesses for use with our products and anticipate that we will continue to do so in the future. Our inability to continue to license these products or to license other necessary products for use with our products or substantial increases in royalty payments under third party licenses could harm our business. In addition, the effective implementation of our products depends upon the successful operation of third party licensed products in conjunction with our products, and therefore any undetected errors in such licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation.

Interfacing our products with the leading software products in their category may require greater use of third party software which in turn could require us to rewrite our software products or enter into unfavorable license agreements.

Our commitment to adopt or interface with best-of-breed software technology may require us to increase use of third party software. To qualify as "best-of-breed," we must determine that the technology has a clear future market direction, is extremely robust and is commercially supported. The greater use of third party software could require us to invest significant resources in rewriting some or all of our software applications products utilizing third party software. It could also require us to enter into license arrangements with third parties which could result in higher royalty payments and a loss of product differentiation. There can be no assurance that we would be able to successfully rewrite our products or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could materially harm our business.

The markets in which we sell our products are highly competitive and we may not be able to compete effectively.

The market for enterprise relationship management software and services is intensely competitive, fragmented and rapidly changing. We face competition or potential competition in the customer relationship management software market and services primarily from the following types of companies:

  front-office software applications vendors such as (in alphabetical order) Aurum Software, Inc. (a subsidiary of The Baan Company), Clarify, Inc., Onyx Software Corporation, Pivotal Software, Remedy Corporation and Siebel Systems, Inc.;

  large enterprise hardware and software vendors such as Oracle Corporation, PeopleSoft Inc., SAP AG, IBM and JD Edwards & Company;

  system integrators;

  Internet start-ups such as Silknet Software, Inc. and Vignette Corporation; and

  our potential customers' internal information technology departments, which may seek to develop proprietary enterprise relationship management systems.

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

Our failure to successfully manage our rapid growth could strain our resources and adversely affect our business.

Our rapid growth and expansion places significant demands on our managerial, administrative, operational, financial and other resources. Our ability to successfully offer new products and services in a rapidly evolving market requires an effective planning and management process. We have recently experienced a period of growth and expansion. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization.

We intend to continue to expand our operations internationally and domestically, grow our customer base and pursue market opportunities through multiple growth strategies. To accommodate continued anticipated growth and expansion, we will be required to:

  improve existing and implement new operational and financial systems, procedures and controls;

  hire, train, manage, retain and motivate qualified personnel and enter into relationships with strategic partners;

  integrate our new management team; and

  anticipate and respond to changing market conditions.

These measures may place a significant burden on our management and our internal resources. If we are not able to install adequate control systems in an efficient and timely manner, if our current or planned personnel systems, procedures and controls are not adequate to support our future operations, or if we are unable to otherwise manage growth effectively, our business could be harmed.

If we lose key personnel or are unable to hire additionally qualified personnel as necessary, we may not be successful.

Our success depends to a significant degree on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. Our success also depends in large part on our ability to attract and retain highly skilled engineering, sales and marketing and professional services personnel. Competition for such personnel is intense, especially in Silicon Valley, where our principal facilities are located. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our business could be harmed.

We may be required to expend time and resources to defend claims of breach of non-competition agreements.

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

We depend on emerging markets for the growth of front-office automation software and a slower growth in the demand for integrated front-office products would harm our business.

Vantive's future financial performance will depend in large part on the growth in demand for individual front-office automation software as well as the number of organizations adopting comprehensive front-office automation software information systems for their client/server and Web computing environments. We believe that an important competitive advantage for our products is their ability to be integrated with one another and with other back office software into a front-office automation information system. If the demand for integrated suites of front-office automation applications fails to develop, or develops more slowly than we currently anticipate, this could have a material adverse effect on the demand for our products and on our business, results of operations and financial condition.

Our business depends on a limited number of products and a decline in the demand for these products could harm our business.

To date, a significant portion of our license revenue is derived from the sale of a limited number of individual products, in particular, Vantive Support, Vantive FieldService, Vantive Sales and Vantive HelpDesk. We expect license revenues from these products and their enhanced versions to continue to account for a significant portion of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products such as competition or technological change could materially affect our business.

Our performance will depend on the growth of the Internet for commerce.

Our future success depends on the Internet being accepted and widely used for commerce. We are investing in the field service, eCommerce and Web product markets. "eCommerce," or electronic commerce, represents paperless transactions between businesses or between a business and a customer. "Web product" is a product that can be easily used or adapted for the Internet. Should these markets fail to develop, not accept our products, or cause us to lose new business and/or customers in our traditional markets, our business could be adversely affected.

Our failure to expand our direct sales force and third party distribution channels would impede our revenue growth and financial condition.

We have historically sold our products through our direct sales force. Our ability to achieve significant revenue growth in the future will depend in large part on our success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to expand our domestic and international direct sales force and to develop distribution relationships with certain third party distributors, resellers and systems integrators. There can be no assurance that we will be able to attract a sufficient number of third party distribution partners or that such partners will recommend our products. The inability to establish successful relationships with distributors, resellers or systems integrators could have a material adverse effect on our business, operating results and financial condition. In addition, there can be no assurance that we will be able to successfully expand our direct sales force or other distributors. If we fail to expand our direct sales force or other distribution channels our business could be harmed.

We rely on our relationships with third parties for, among other things, the sales, marketing and implementation of our products and our failure to maintain these existing relationships or to establish new relationships could harm our business.

We rely heavily on our relationships with a number of organizations that are important to worldwide sales and marketing of our products. If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, our business, financial condition and operating results could be materially adversely affected. We also rely on a number of systems consulting and integration firms to implement our software, provide customer support services and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. These third parties, many of which have significantly greater resources than we have, may in the future market software products that compete with ours or reduce or discontinue their relationships with us or their support of our products. In addition, our business, financial condition and operating results could be materially adversely affected if:

  we are unable to develop and retain effective, long-term relationships with systems integrators;

  we are unable to adequately train a sufficient number of systems integrators;

  systems integrators do not have or do not devote the resources necessary to facilitate implementation of our products; or

  systems integrators endorse a product or technology other than ours.

The price of our common stock may be volatile which may subject us to a risk of securities litigation.

The price of our common stock has been volatile. The market price of our common stock could substantially fluctuate due to a variety of factors outside of our control, in addition to our financial performance. Furthermore, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of such companies and could result from many other factors. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may materially and adversely affect the market price of our common stock, which could in turn harm our business.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources.

Costs necessary to protect our proprietary software and other proprietary information could materially harm our business and, despite our efforts, we may be unable to protect against infringement.

Our success and ability to compete depend on our proprietary technology. We rely primarily on copyright, trade secret, trademark and patent law to protect our proprietary software and other proprietary information. We presently have two patents and one patent application pending. We also enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. In addition, effective trademark protection may not be available. Our competitors may adopt names similar to our trade-names, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

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

Claims by third parties alleging infringement of their proprietary rights could be costly to defend or could otherwise materially harm our business.

Although we are not aware of any infringement by any of our products of the patent, trademark, copyright or other proprietary rights of any third party, claims may be made against us in the future that allege violation of such proprietary rights as a result of the internal use of our products or their external use by our customers or other third parties. Any such claim would be costly and time-consuming to defend, would divert our management's attention, could cause product delays and could otherwise harm our business. If we were to discover that our products violate a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Such arrangements may not be available to us, and even if they are available, they might be prohibitively expensive.

Year 2000 issues present technological risks, could cause disruption to our business and could harm our future sales.

As is true for most companies, the Year 2000 issue creates risks for Vantive. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The Year 2000 issue not only may have an impact on Vantive at the end of the calendar year 1999, but could also have an impact on us in the year 2000. The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Our risk exists primarily in the following areas:

  systems used by Vantive to run its business including information systems, equipment and facilities;

  systems used by Vantive's suppliers;

  potential warranty or other claims from our customers with respect to our products or services; and

  potential for reduced spending, or a moratorium on spending, by potential customers due to Year 2000 remediation.

We believe that we have adequately addressed each of these risks, except the risk of potential reduced spending by customers which is beyond our control. If our remediation is inadequate, there could be a material adverse effect on our business. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Compliance."

Remediation of problems related to the European monetary conversion may involve significant time and expense and may reduce our future sales.

Our business may be harmed if we are not able to successfully address and remedy any problems related to the European monetary conversion. We are aware of the issues associated with the changes in Europe aimed at forming a European economic and monetary union. One of the changes resulting from this union required member countries to irrevocably fix their respective currencies to a new currency, the Euro, on January 1, 1999, at which date the Euro became a functional legal currency of these countries. During the next three years, business in member countries will be conducted in both the existing national currency, such as the French Franc or the Deutschemark, and the Euro. As a result, companies operating in or conducting business in member countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling these currencies, including the Euro.

We have completed our assessment of the impact the conversion to the Euro will have on both our internal systems and the products we sell. We will take appropriate corrective actions based on the results of this assessment. This issue and its related costs could harm our business.

Our current revenue recognition practices may need to change, which could harm our business.

The American Institute of Certified Public Accountants issued Statement of Position 97-2, Software Revenue Recognition, in October 1997 and amended it by Statement of Position 98-4. We adopted these statements effective January 1, 1998. In December 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-9 which further amended Statement of Position 97-2 and 98-4. We believe our current revenue recognition policies and practices are consistent with these statements. However, full interpretations of Statement of Position 97-2 are still being debated. Once these interpretations are available, our current revenue accounting practices may need to change, and such changes could harm our future revenues and earnings. See Note 2. to The Notes to Condensed Consolidated Financial Statements "Revenue Recognition."

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

PART II:     OTHER INFORMATION

ITEM 1:      LEGAL PROCEEDINGS:

Beginning on July 6, 1999, a series of similar securities class action lawsuits were filed alleging that Vantive and certain current and former directors and officers violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. As of this date, Vantive is aware of three virtually identical actions, all filed in the United States District Court for the Northern District of California, the first of which is entitled Webb v. The Vantive Corporation, et. al., No. CV-03248. It is likely that all of the subsequent actions will be consolidated with Webb.

The class period alleged in the complaint is April 23, 1997 to July 6, 1998. The complaints allege that Vantive misled the investing public as to our future prospects and failed to disclose facts which we knew would result in decreased demand for our products or decreased operating margins. The complaints further allege that various officers and directors intended to profit thereby by artificially inflating the price of Vantive's stock so that they could sell significant amounts of their stock at inflated prices. The allegations appear to have been triggered by Vantive's announcement of preliminary results for the second quarter of 1998, released on July 6, 1998.

There is currently no scheduled hearing for consolidation of the actions or the appointment of plaintiff's lead counsel.

Vantive believes these actions are without merit and intends to vigorously defend them. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could materially affect Vantive's future financial position or results of operations or cash flows in a particular period.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS:
Not Applicable.

ITEM 3:      DEFAULTS UPON SENIOR SECURITIES:
Not Applicable.

ITEM 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Company's Annual Meeting of Stockholders was held on June 9, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A. Shares were received represented by valid proxies and no shares were voted in person. The total shares received were 21,952,054, representing 82.7% of the shares outstanding on the record date and entitled to vote. At the meeting, management's nominees for directors were elected and the appointment of Arthur Andersen, LLP as independent auditors was ratified. A summary of the nominees and voting results is as follows:

Election of Directors

                                         Shares                  Shares
Nominee                                  Voting For     %        Withheld     %
--------------------------------         -----------   ---       ---------   ---

Thomas L. Thomas                          20,552,269   77.3       1,429,785   5.4
William Davidow                           20,558,869   77.4       1,423,185   5.4
Patti Hart                                20,557,469   77.3       1,424,585   5.4
Raymond L. Ocampo Jr.                     21,807,707   82.1         174,347   0.7
Peter Roshko                              20,527,539   77.2       1,454,515   5.5

Appointment of Arthur Andersen, LLP

For             20,651,668             77.7%
Against             28,447              0.1%
Abstain          1,301,939              4.9%

ITEM 5:      OTHER INFORMATION:
Not Applicable.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K

1.    EXHIBITS:

        A        2.1    Form of Agreement and Plan of Merger between The
                        Vantive Corporation, a California corporation,
                        and The Vantive Corporation, a Delaware
                        corporation.

        B        3.1    Amended and Restated Certificate of Incorporation of the Registrant

                 3.2    Amended and Restated Bylaws.

        C        4.1    Declaration of Registration Rights made on
                        August 31, 1997 by the Company for the benefit
                        of the holders of Common Stock of Innovative
                        Computer Concepts, Inc.

        D        4.2    Rights Agreement between the Company and Harris
                        Trust and Savings Bank dated November 19, 1998.

        A       10.1    Form of Indemnity Agreement for officers and
                        directors.

        A       10.2    1991 Incentive Stock Option Plan, as amended.

        A       10.3    1995 Outside Directors Stock Option Plan.

        A       10.4    1995 Employee Stock Purchase Plan.

        AE      10.5    Basicscript License Agreement dated October 4,
                        1994 by and between Henneberry Hill Technologies
                        Corporation doing business as Summit Software
                        Company and the Company.

        AE      10.5.1  International VAR Agreement dated June 28,
                        1996 between Oracle Corporation and the Company,
                        as amended.

        AE      10.6    Value Added Remarketer Agreement dated
                        December 20, 1991 between Sybase, Inc. and the
                        Company, as amended.

        A       10.7    Lease Agreement dated January 13, 1995 between
                        John Arrillaga, Trustee, or his Successor
                        Trustee, UTA dated July 20, 1977 (John Arrillaga
                        Separate Property Trust) as amended, and
                        Richard T. Peery, Trustee, or his Successor
                        Trustee, UTA dated July 20, 1977 (Richard T.
                        Peery   Separate Property Trust) as amended,
                        and the Company.

        F       10.8    Lease Agreement dated September 4, 1996 between
                        John Arrillaga, Trustee, or his Successor
                        Trustee, UTA dated July 20, 1977 (Arrillaga
                        Family Trust) as amended, and Richard T. Peery,
                        Trustee, or his Successor Trustee, UTA dated
                        July 20, 1977 (Richard T. Peery Separate
                        Property Trust) as amended, and the Company.

        G       10.9    Lease Agreement dated June 22, 1998 between
                        Augustine Partners, LLC and the Company.

        G       10.10   Offer Letter dated July 31, 1998 between the
                        Company and Leonard LeBlanc.

        H       10.11   Offer Letter dated November 4, 1998 between the
                        Company and James Whittaker.

        H       10.12   Offer Letter dated November 25, 1998 between the
                        Company and Steven J. Sherman.

        H       10.13   Offer Letter dated January 27, 1999 between the
                        Company and Guy DuBois.

        I       10.14   Offer Letter dated April 19, 1999 between the
                        Company and Thomas L. Thomas.

                10.15   Separation Letter dated June 9, 1999 between the
                        Company and John Luongo.

                10.16   Separation Letter dated July 26, 1999 between the
                        Company and Phillip M. Dunkelberger.

                10.17   The Vantive Corporation Executive Retention and
                        Severance Plan adopted by the Board of Directors
                        in December, 1998 and Participation Agreements
                        executed by eligible executive officers in
                        April, 1999.

                27.1    Financial Summary Table

   A      Previously filed in the Company's Registration Statement (No. 33-94244), declared effective on August 14, 1995.

   B      Previously filed in the Company's Registration Statement (No. 333-36551)on Form S-3,
          Filed on September 26, 1997

   C      Incorporated by reference from the Company's Registration Statement (No. 333-36547), declared effective on November 4, 1997.

   D      Previously filed in the Company's Report on Form 8-K filed on December 18, 1998.

   E      Confidential Treatment has been granted for portions of this exhibit.

   F      Previously filed in the Company's Report on Form 10-K filed on March 31, 1997.

   G      Previously filed in the Company's Report on Form 10-Q filed on August 14, 1998.

   H      Previously filed in the Company's Report on Form 10-K filed on March 31, 1999.

   I      Previously filed in the Company's Report on Form 10-Q filed on May 14, 1999.

2.    REPORTS ON FORM 8-K:

No reports on form 8-K were filed during the three months ended June 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VANTIVE CORPORATION

Dated: August 11, 1999

                    /s/ Leonard J. LeBlanc
                    --------------------------------------
                    Leonard J. LeBlanc
                    Executive Vice President and Chief Financial Officer
                    (Principal Financial Officer)

Dated: August 11, 1999

                    /s/ Michael M. Loo
                    -------------------------------------
                    Michael M. Loo
                    Vice President, Finance
                    (Principal Accounting Officer)