Form 10-Q
period 1999-09-30
VANTIVE CORP
filed 1999-11-12
CIK 947549

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 1999

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

YES  [X]           NO  [_]

27,680,119 shares of the registrant's common stock, $0.001 par value, were outstanding as of November 9, 1999.

THE VANTIVE CORPORATION

FORM 10-Q

CONTENTS

PART I: FINANCIAL INFORMATION

     Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets: September 30, 1999 and December 31, 1998

                    Condensed Consolidated Statements of Operations: Three and nine months ended September 30, 1999 and 1998

                    Condensed Consolidated Statements of Cash Flows: Nine months ended
                    September 30, 1999 and 1998

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

     Signatures

PART I:     FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                           THE VANTIVE CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                                    September 30,  December 31,
                                                        1999          1998
                                                    ------------   ------------
                                                    (unaudited)

                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .......................     $55,472        $51,636
  Short-term investments ..........................      33,078         43,174
  Accounts receivable, net ........................      47,004         42,110
  Prepaid expenses and other current assets .......      20,820         18,433
                                                    ------------   ------------
          Total current assets ....................     156,374        155,353
Property and equipment, net .......................      20,490         23,736
Other assets ......................................       3,581          5,179
                                                    ------------   ------------
TOTAL ASSETS ......................................    $180,455       $184,268
                                                    ============   ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities ........     $26,526        $29,842
  Deferred revenues ...............................      19,589         16,089
                                                    ------------   ------------
          Total current liabilities ...............      46,115         45,931
                                                    ------------   ------------
Convertible debt ..................................      69,000         69,000
Other long-term liabilities .......................       1,340            299
                                                    ------------   ------------
TOTAL LIABILITIES .................................    $116,455       $115,230
                                                    ============   ============

STOCKHOLDERS' EQUITY:
  Preferred Stock .................................          --             --
  Common Stock ....................................          27             27
  Additional paid-in-capital  .....................      77,252         71,896
  Accumulated other comprehensive income (loss) ...      (1,088)           337
  Accumulated Deficit .............................     (12,201)        (3,222)
                                                    ------------   ------------
          Total stockholders' equity ..............      63,990         69,038
                                                    ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........    $180,445       $184,268
                                                    ============   ============

     See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                          -----------------   -----------------
                                           1999     1998       1999     1998
                                          -------- --------   -------- --------
                                             (unaudited)         (unaudited)
REVENUES
  License ..............................  $16,926  $21,736    $61,170  $63,435
  Service ..............................   26,065   19,940     75,138   52,263
                                          -------- --------   -------- --------
          Total revenues ...............   42,991   41,676    136,308  115,698
                                          -------- --------   -------- --------
COST OF REVENUES:
  License ..............................      377      537      1,651      856
  Service ..............................   16,128   10,902     45,230   29,151
                                          -------- --------   -------- --------
          Total cost of revenues .......   16,505   11,439     46,881   30,007
                                          -------- --------   -------- --------
GROSS MARGIN ...........................   26,486   30,237     89,427   85,691
                                          -------- --------   -------- --------
OPERATING EXPENSES
  Sales and marketing ..................   18,788   17,744     59,242   48,061
  Research and development .............    8,255    7,803     25,646   19,982
  General and administrative ...........    4,758    3,059     12,383    8,921
  Restructuring charges ................    1,286       --      4,375       --
  Acquisition-related charges ..........       --      179         --    9,675
                                          -------- --------   -------- --------
          Total operating expenses .....   33,087   28,785    101,646   86,639
                                          -------- --------   -------- --------
INCOME(LOSS)FROM OPERATIONS ............   (6,601)   1,452    (12,219)    (948)
OTHER INCOME ...........................       31       75        690      499
                                          -------- --------   -------- --------
INCOME(LOSS)BEFORE PROVISION
  FOR INCOME TAXES .....................   (6,570)   1,527    (11,529)    (449)
PROVISION FOR (BENEFIT FROM)
  INCOME TAXES .........................     (865)     565     (2,551)   2,870
                                          -------- --------   -------- --------
NET INCOME(LOSS) .......................  $(5,705) $   962    $(8,978) $(3,319)
                                          ======== ========   ======== ========

NET INCOME(LOSS) PER BASIC SHARE .......   $(0.21)  $ 0.04     $(0.34)  $(0.13)
                                          ======== ========   ======== ========
NET INCOME(LOSS) PER DILUTED SHARE .....   $(0.21)  $ 0.04     $(0.34)  $(0.13)
                                          ======== ========   ======== ========

BASIC-SHARES USED IN
 PER SHARE COMPUTATION .................   27,168   26,039     26,763   25,696
                                          ======== ========   ======== ========
DILUTED-SHARES USED IN
 PER SHARE COMPUTATION .................   27,168   26,747     26,763   25,696
                                          ======== ========   ======== ========

      See accompanying notes to condensed consolidated financial statements.

                            THE VANTIVE CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Nine Months Ended
                                                                   September 30,
                                                            ------------------------
                                                                1999          1998
                                                            -----------   -----------
                                                            (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .................................................  $(8,978)      $(3,319)
  Adjustments to reconcile net income(loss)to net cash
     provided by operating activities:
     Acquisition-related expense ...........................       --         9,496
     Stock compensation expense ............................      489            --
     Depreciation and amortization .........................    6,982         4,019
     Writedown of assets ...................................    2,776            --
     Provision for sales allowances and
       doubtful accounts ...................................      780           656
  Changes in net assets and liabilities, net of acquisition
       Increase in accounts receivable .....................   (5,622)       (9,041)
       Increase in prepaid expenses and
         other current assets...............................   (2,321)       (2,064)
       Decrease (increase) in other assets .................    1,254          (720)
       Decrease in accounts payable
         and accrued liabilities ...........................   (3,241)       (5,527)
       Increase (decrease) in long-term liabilities ........    1,108        (2,268)
       Increase in deferred revenues .......................    3,500         4,552
                                                             ---------     ---------
      Net cash used by operating activities ................   (3,273)       (4,216)
                                                             ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of short-term investments ................   10,096       (32,078)
  Purchase of property and equipment .......................   (6,165)      (11,318)
                                                             ---------     ---------
      Net cash provided by (used in)investing activities ...    3,931       (43,396)
                                                             ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock ...................    4,749         4,958
  Payments on capital lease obligations ....................     (144)         (252)
                                                             ---------     ---------
      Net cash provided by financing activities ............    4,605         4,706
                                                             ---------     ---------
NET INCREASE (DECREASE)IN CASH AND CASH EQUIVALENTS ........    5,263       (42,906)
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................   (1,427)          614
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............   51,636        77,583
                                                             ---------     ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD ...................  $55,472       $35,291
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

The unaudited condensed consolidated financial statements included herein reflect all adjustments, which are in the opinion of the Company's management, necessary for a fair presentation of the information for the periods presented. These adjustments are of a normal, recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results expected for any future periods.

2.    SUBSEQUENT EVENT:

Intent to merge. On October 11, 1999, the Company announced a definitive agreement to merge with PeopleSoft, Inc. in a stock for stock transaction in which each share of Vantive common stock would be exchanged for 0.825 of a share of PeopleSoft common stock. The merger is expected to be a tax-free transaction and accounted for as a pooling-of-interests. The transaction has been approved by the board of directors of each company and is subject to the approval of a majority of Vantive's stockholders, closing conditions, and certain regulatory approvals. The merger is expected to close by December 31, 1999.

3.    SIGNIFICANT ACCOUNTING POLICIES:

Use of Estimates. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions can affect reported amounts and disclosures at the date of the consolidated financial statements and during the reporting period.

Estimates are used for, but not limited to, the accounting for doubtful accounts, depreciation, amortization, taxes and contingencies. Actual results could differ from those estimates.

Hedging. The Company began entering into foreign exchange forward contracts during the second quarter of 1999 to reduce its exposure to currency fluctuations on balance sheet positions denominated in currencies other than the local functional currency of an entity. The purpose of entering into these contracts is to create a currency gain or loss on a hedging instrument that offsets the actual currency gains and losses resulting from normal operations based on the underlying currency.

The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedging transactions. The foreign exchange contracts are generally for a forward period of 30 days and they are accounted for at the time of expiration as realized gains and losses on the income statement. The Company does not use derivative financial instruments for speculative or trading purposes. As of September 30, 1999, the Company had an outstanding foreign currency forward buy contract of approximately $4.2 million denominated in Netherland Guilders which approximated the fair value of its underlying transaction.

The net realized foreign currency gain on the hedging instruments alone was approximately $31,000 for the three months ended September 30, 1999. The net realized currency loss for the three months ended September 30, 1999, taking into account both the gain or loss on the hedging instruments as well as the related underlying currency transactions was approximately $55,000.

Looking forward, the Company does not anticipate any material adverse effect on its consolidated financial position, results of operations, or cash flows resulting from the use of these instruments. There can be no assurance that these strategies will be effective or that transaction losses can be minimized or forecasted accurately.

Recent Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the balance sheet, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of SFAS 133 on operations. Management believes that this statement will not have a significant impact on the Company.

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

In December 1998, the Accounting Standards Executive Committee, released Statement of Position 98-9 ("SOP 98-9"), "Software Revenue Recognition," with respect to certain transactions. SOP 98-9 amends SOP 97-2 to require that an entity recognize revenue by means of the "residual method" when (1) there is vendor-specific objective evidence (VSOE) of the fair values of all undelivered elements in a multiple-element arrangement that is not accounted for using long-term contract accounting, (2) VSOE of fair value does not exist for one or more of the delivered elements in the arrangement, and (3) all revenue recognition criteria in SOP 97-2 other than the requirement for VSOE of the fair value of each delivered element of the arrangement are satisfied. Under the residual method, the arrangement fee is recognized as follows: (1) the total fair value of the undelivered elements, as indicated by VSOE, is deferred and subsequently recognized in accordance with the relevant sections of SOP 97-2 and (2) the difference between the total arrangement fee and the amount deferred for the undelivered elements is recognized as revenue related to the delivered elements. The provisions of SOP 98-9 that extend the deferral of certain paragraphs of SOP 97-2 and SOP 98-4 will be effective for transactions that are entered into in fiscal years beginning after March 15, 1999 and prohibits any retroactive application. The Company is evaluating the requirements of SOP 98-9 as they currently exist and the effects on our current revenue recognition policies. The Company believes that the effects of SOP 98-9 will have no material effect on the results of operations.

4.    ACQUISITIONS:

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

At the time of the acquisition, ICC's in-process research and development value was comprised of several individual on-going projects which included a client/server object-oriented application server architecture; a transaction bus; an event logger; a transaction processor; a business rule engine; an object/relational data layer and productivity tools.

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

Cash flows from license and services revenue obtained from the combined ICC-derived technology and Vantive products whose sales the Company believes were dependent upon the Company being able to offer the ICC-derived technology (together, the "Combined Revenues") were estimated to be approximately $360 million over five years assuming the successful completion and market acceptance of the ICC technology in conjunction with the Vantive products. The Combined Revenues were expected to peak in 1999 and then decline as other new products and technologies are expected to enter into the market. The Company offers its products both as a suite and as single applications, and derives concurrent user fees which are not necessarily application specific. As a result, the Company cannot determine precisely the breakdown of revenues attributable to specific applications for customers who have purchased more than one application. However, the Company believes that the Combined Revenues generated to date have been below the assumptions used in the original analysis.

Growth rates assumed in the analysis for the Combined Revenues were based upon external market expectations for growth in the overall front office market segment at the time of the acquisition. For the year ended December 31, 1998, and the nine months ended September 30, 1999, the Company's overall revenue growth was materially less than the growth assumed in the analysis and the Company anticipates this trend will continue based upon the current outlook. As a result of the lower-than-anticipated overall growth, the Company is experiencing lower growth in Combined Revenues and receiving less return on its investment than anticipated in its analysis.

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

The rates utilized to discount the net cash flows to their present value were based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of 40% was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates were consistent with ICC's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty at the time of the acquisition surrounding the successful development of the acquired in-process technology; the useful life of such technology; the profitability levels of such technology and the inherent uncertainties of the technological advances that were indeterminable at the time of the acquisition.

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

The remaining development efforts for these projects included various phases of design, development and testing. Management has assessed the projects related to the acquired in-process technology and determined that the release of the functionality that relates to the projects that were in existence at the time of the acquisition will not occur. Rapid changes in the development of technology surrounding the World Wide Web have resulted in the termination of the release of the functionality related to the acquired in-process technology. This conclusion is consistent with the termination of funding for these projects during the second quarter of 1999. As a result, the expected revenue originally used in the valuation forecast at the time of the acquisition will not materialize.

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

Cash flows from license and services revenue obtained from the combined Vantive products and Wayfarer information distribution capabilities, the Web-enabled architecture, and an innovative "dashboard environment" interface technology (together, "Wayfarer Combined Revenues") were estimated to be approximately $140 million over five years after the initial release, assuming the successful completion and market acceptance of the products incorporating Wayfarer technology. The estimated revenues for the in-process projects were expected to peak in 2004 and then decline as other new products and technologies were expected to enter into the market.

Growth rates assumed in the analysis for the in-process technology were based upon external market expectations for growth in the overall front office market segment at the time of the acquisition. The rates assumed in the analysis will not be met as a result of the termination of the release of the functionality related to the in-process technology, and as a result the Company will receive no material return on the investment when compared to the original analysis.

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

The rates utilized to discount the net cash flows to their present value are based on venture capital rates of return. Due to the nature of the forecast and the risks associated with the projected growth, profitability and developmental projects, a discount rate of approximately 27% was deemed appropriate for the business enterprise and for the in-process research and development. These discount rates were commensurate with Wayfarer's stage of development; the uncertainties in the economic estimates described above; the inherent uncertainty surrounding the successful development of the purchased in-process technology; the useful life of such technology; the profitability levels of such technology; and the uncertainty of technological advances that were indeterminable at the time.

The forecast used in valuing the in-process research and development was based upon assumptions the Company believed to be reasonable but which were inherently uncertain and unpredictable. The Company believes that the assumptions used in the forecasts were reasonable at the time of the acquisition, however actual results have varied materially from projected results.

As of September 30, 1999, the Company has received no revenue related to the in-process technology. Management has determined that the Wayfarer technology will not be incorporated in the Company's future product releases. All development plans for a separate generation product based on the acquired technology have been terminated at the time of this report. As of June 30, 1999, no engineering personnel were working on the in-process projects. In addition, the Company's research and development expenditures attributable to the Wayfarer technology were significantly lower than the valuation forecast assumptions. The risks associated with these projects were considered high and no assurance could be made that products derived from the Wayfarer technology would meet market expectations. There were no research and development expenses attributable to the Wayfarer technology for the three months ended September 30, 1999.

The remaining $215,000 of unamortized goodwill attributable to the Wayfarer acquisition was expensed as part of the restructuring charge taken in the three month period ended September 30, 1999.

5.     EARNINGS PER SHARE:

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

Approximately 2.4 million and 2.5 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share during the three and nine months ended September 30, 1999, respectively, as a result of their anti-dilutive effect due to the reported loss or because the options' exercise price was greater than the average market price of the common shares. Approximately 4.0 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share during the three months ended September 30, 1998 because the options' exercise price was greater than the average market price of the common shares. Approximately 3.3 million shares of weighted average common stock equivalents were excluded in the computation of diluted earnings per share during the nine months ended September 30, 1998 as a result of their anti-dilutive effect due to the reported loss or because the options' exercise price was greater than the average market price of the common shares.

The following table provides a reconciliation of the numerators and denominators used in calculating basic and diluted earnings per share for the three and nine month periods ended September 30, 1999 and 1998 (in thousands, except per share data):

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                          -----------------  -----------------
                                           1999     1998      1999     1998
                                          -------- --------  -------- --------

Net Income (Loss)                         $(5,705) $   962   $(8,978) $(3,319)
Basic Earnings Per Share:                 ======== ========  ======== ========
   Income(loss) available to
     common shareholders                  $(5,705) $   962   $(8,978) $(3,319)

   Weighted average common
     shares outstanding                    27,168   26,039    26,763   25,696
                                          -------- --------  -------- --------
Basic Income (Loss) Per Share:             $(0.21)  $ 0.04    $(0.34)  $(0.13)
                                          -------- --------  -------- --------
Diluted Earnings Per Share:
   Income (loss) available to
     common shareholders                  $(5,705) $   962   $(8,978) $(3,319)
   Weighted average common
     shares outstanding                    27,168   26,039    26,763   25,696
   Common stock equivalents                    --      708        --       --
                                          -------- --------  -------- --------
     Total weighted average common shares
       and equivalents                     27,168   26,747    26,763   25,696
                                          -------- --------  -------- --------
Diluted Income (Loss) Per Share:           $(0.21)  $ 0.04    $(0.34)  $(0.13)
                                          -------- --------  -------- --------

6.     COMPREHENSIVE INCOME:

Comprehensive Income. In 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130). This requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. The following table reconciles net income as reported to tax affected comprehensive income (loss) under the provisions of SFAS 130 for the three and nine month periods ended September 30, 1999 and 1998 (in thousands):

                                         Three Months Ended  Nine Months Ended
                                            September 30,      September 30,
                                          -----------------  ------------------
                                           1999     1998       1999      1998
                                          -------- --------  --------- ---------

Net Income (Loss)                         $(5,705) $   962   $ (8,978)  $(3,319)

Other Comprehensive income(loss),
 net of tax:
   Unrealized Currency gain (loss)            395      507     (1,110)      392
                                          -------- --------  --------- ---------
Comprehensive Income (Loss)               $(5,310) $ 1,469   $(10,088)  $(2,927)
                                          -------- --------  --------- ---------

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

The following table represents the Company's segment information for the three and nine months ended September 30, 1999 and 1998, respectively (in thousands):

                                      Three months ended          Nine months ended
                                         September 30,               September 30,
                                         1999       1998            1999       1998
                                    (unaudited)(unaudited)     (unaudited)(unaudited)

Revenues From Unaffiliated Customers:
Licenses                              $16,926    $21,736         $61,170    $63,435
Customer support                       10,050      7,520          28,239     20,405
Professional services                  16,015     12,420          46,899     31,858
                                      --------   --------        --------   --------
                                      $42,991    $41,676        $136,308   $115,698
                                      ========   ========        ========   ========
Cost of Revenue:
Licenses                                  377        537           1,651        856
Customer support                        2,154      1,342           5,775      3,646
Professional services                  13,974      9,560          39,455     25,505
                                      --------   --------        --------   --------
                                      $16,505    $11,439         $46,881    $30,007
                                      ========   ========        ========   ========
Gross Margin:
Licenses                               16,549     21,199          59,519     62,579
Customer support                        7,896      6,178          22,464     16,759
Professional services                   2,041      2,860           7,444      6,353
                                      --------   --------        --------   --------
                                      $26,486    $30,237         $89,427    $85,691
                                      ========   ========        ========   ========
Profit Reconciliation:
Gross margin for reportable segments   26,486     30,237          89,427     85,691
Operating expenses                    (33,087)   (28,785)       (101,646)   (86,639)
Other income and expenses                  31         75             690        499
                                      --------   --------        --------   --------
Income (loss) before
provision for income taxes            $(6,570)   $ 1,527        $(11,529)   $  (449)
                                      ========   ========        ========   ========

International revenues, or revenues derived from sales to customers in foreign countries, primarily in Europe, accounted for approximately 33% and 26% of the Company's revenue for the nine months ended September 30, 1999 and 1998, respectively. The Company does not track assets by operating segments. Consequently, it is not practicable to show assets by operating segments.

8.     RESTRUCTURING CHARGES:

In the second quarter of fiscal 1999, the Company announced and began to implement a restructuring program aimed at reducing its cost structure and improving its efficiency. The Company's restructuring activity to date has consisted primarily of writing off operating assets associated with the termination of certain projects and relationships that will not be implemented because they are inconsistent with changes in the operational direction of the Company. Additional charges were associated with employee severance resulting from reorganization. The majority of the severance charges are attributable to the departure of the former CEO and former COO.

Through September 30, 1999, these various restructuring actions have resulted in aggregate charges of approximately $4.4 million. The Company expects that the remaining accrued balance at September 30, 1999 will result primarily in cash expenditures and will be financed through working capital. The following table depicts the restructuring activity during the first nine months of fiscal 1999 (in thousands):

                             Total Expenses       Realized Through        Remaining Accrued
                             As of                September 30, 1999      Balance as of
 Category                    September 30, 1999   Cash        Non-cash    September 30, 1999

 Severance related charges     $  1,119           $    505      $   449     $    165
 Operating asset write-off        3,041                 --        3,041           --
 Wayfarer goodwill write-off        215                 --          215           --
                               ---------          ---------    ---------    ---------
 Total                         $  4,375           $    505     $  3,705     $    165
                               =========          =========    =========    =========

9.     STOCK REPURCHASE PROGRAM:

On October 10, 1999, the Company's Board of Directors terminated the stock repurchase program it had previously approved in July 1999. The plan originally authorized a program to repurchase up to $10.0 million of the Company's common stock in the open market or in privately negotiated transactions. To date, the Company has not repurchased any shares of its common stock under this program.

10.    CONTINGENCIES:

The Company is defending three similar securities class action lawsuits filed in July 1999 in the U.S. District Court for the Northern District of California alleging that the Company and certain of its officers and directors made material misrepresentations and omissions during the period from April 1997 to July 1998. On October 15, 1999, the court issued an order in the lawsuits appointing lead plaintiffs and lead counsel and ordered that a consolidated complaint be filed within thirty days of the court's order.

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

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below and those set forth under the section entitled "Quantitative and Qualitative Disclosures About Market Risks," that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipate," "believes," "expects," "future," "intends" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

A significant portion of revenues are attributable to service revenues, which include consulting, customer support and training revenue. Of these service revenues, only customer support revenues are expected to be recurring. Customer support revenues accounted for approximately 23% and 21% of total revenues in the three and nine months ended September 30, 1999 respectively compared to support revenues of approximately 18% for both the three and nine months ended September 30, 1998.

Because concurrent user fees are not necessarily application-specific, the Company cannot precisely determine the breakdown of revenues attributable to specific applications for customers that have purchased more than one application. However, the Company believes that most of its revenues have been derived from fees associated with Vantive Support, Vantive Sales, Vantive Field Service and Vantive HelpDesk. In any period, a significant portion of the Company's revenues may be derived from large sales to a limited number of customers. However, no customer accounted for over 10% of total revenues during the periods covered by this report. As significant sales to a particular end user customer are typically non-recurring, the Company does not believe its future results are dependent on recurring revenues from any particular customer; however, the Company has derived and expects to continue to derive recurring revenues from customers who use the Company's products to deliver software services to other customers.

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

International revenues, or revenues derived from sales to customers in foreign countries, primarily in South America, Asia and Europe, accounted for approximately 37% and 23% of the Company's revenue for the three months ended September 30, 1999 and 1998, respectively compared to international revenues of approximately 33% and 26% for the nine months ended September 30, 1999 and 1998, respectively. The Company believes that its growth and profitability will require further expansion of its international operations and strengthening of the North American sales region.

The majority of the Company's international revenues are denominated in its subsidiaries' functional currency and as a result, the Company has no material unhedged monetary assets, liabilities, or commitments denominated in currencies other than the operation's functional currency. To successfully expand international sales, the Company must establish additional foreign operations, hire additional personnel and recruit additional international resellers. To the extent that the Company is unable to do so in a timely manner, the Company's growth in international sales, if any, will be limited and this could have a material adverse effect on the Company's business, results of operations and financial condition.

There are certain risks inherent in doing business on an international level, such as unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, changes in foreign economic conditions, fluctuations in currency exchange rates, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. As the Company continues to expand its international operations, significant costs may be incurred before achieving any additional international revenues, which could have an adverse effect on the Company's business, results of operations and financial condition. In addition, future increases in the value of the U.S. dollar could make the Company's products less competitive in foreign markets. See the section entitled "Quantitative and Qualitative Disclosures About Market Risks - Fluctuations in the Relative Value of Foreign Currencies Could Harm Our Operating Results" for a discussion of this issue.

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

The Company is also subject to risks associated with the changes in Europe aimed at forming a European economic and monetary union. One of the changes resulting from this union required member countries to irrevocably fix their respective currencies to a new currency, the Euro. On January 1, 1999, the Euro became a functional legal currency of member countries. During the next three years, business in member countries will be conducted in both the existing national currencies and the Euro. See the section entitled "Quantitative and Qualitative Disclosures About Market Risks - Remediation of problems related to the Euro may involve significant time and expense and may reduce Vantive's future sales" for a discussion of this issue.

The Company also faces risks associated with the recent definitive agreement to merge with PeopleSoft, Inc. The merger is expected to be a tax-free transaction and accounted for as a pooling-of-interests. The transaction has been approved by the board of directors of each company and is subject to the approval of a majority of Vantive's stockholders, closing conditions and certain regulatory filings. The merger is expected to close by December 31, 1999. Management believes that the transaction will proceed as mentioned herein, but no assurance can be given that the transaction will be completed within the time period mentioned or at all. If the transaction is delayed or does not materialize, future results and stock performance could be adversely affected. See the section entitled "Quantitative and Qualitative Disclosures About Market Risks - The Failure to Complete the Proposed Merger with PeopleSoft Could Adversely Affect Our Stock Price and Future Operating Results" for a discussion of this issue.

Results of Operations

The following table sets forth, as a percentage of total revenues, certain condensed consolidated statement of operations data for the periods indicated:

                                           Three Months Ended  Nine Months Ended
                                              September 30,     September 30,
                                            ----------------- -----------------
                                               1999     1998     1999     1998
                                            -------- -------- -------- --------

REVENUES:
  License                                      39.4%    52.2%    44.9%    54.8%
  Service                                      60.6     47.8     55.1     45.2
                                            -------- -------- -------- --------
          Total revenues                      100.0    100.0    100.0    100.0
                                            -------- -------- -------- --------
COST OF REVENUES:
  License                                       0.9      1.2      1.2      0.7
  Service                                      37.5     26.1     33.2     25.2
                                            -------- -------- -------- --------
          Total cost of revenues               38.4     27.3     34.4     25.9
                                            -------- -------- -------- --------
GROSS MARGIN                                   61.6     72.7     65.6     74.1
                                            -------- -------- -------- --------
OPERATING EXPENSES:
  Sales and marketing                          43.7     42.8     43.5     41.5
  Research and development                     19.2     18.7     18.8     17.3
  General and administrative                   11.1      7.3      9.1      7.7
  Restructuring charges                         3.0       --      3.2       --
  Acquired in-process
   research and development                      --       --       --      7.1
  Acquisition-related
   compensatory expense                          --      0.4       --      1.3
                                            -------- -------- -------- --------
          Total operating expenses             77.0     69.2     74.6     74.9
                                            -------- -------- -------- --------
INCOME (LOSS) FROM OPERATIONS                 (15.4)     3.5     (9.0)    (0.8)
OTHER INCOME                                    0.1      0.2      0.5      0.4
                                            -------- -------- -------- --------
INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                             (15.3)     3.7     (8.5)    (0.4)
PROVISION FOR (BENEFIT FROM) INCOME TAXES      (2.0)     1.4     (1.9)     2.5
                                            -------- -------- -------- --------
NET INCOME (LOSS)                             (13.3)%    2.3%   (6.6)%   (2.9)%
                                            ======== ======== ======== ========

Revenues

Total revenues increased $1.3 million or 3.1% to $43.0 million for the three months ended September 30, 1999 from $41.7 million in the same period one year ago. Total revenues increased $20.6 million or 17.8% to $136.3 million for the nine months ended September 30, 1999 from $115.7 million in the same period one year ago.

License. License revenues represent fees earned from licensing the rights to use the Company's software products to customers. License revenues decreased $4.8 million or 22.1% to $16.9 million for the three months ended September 30, 1999 from $21.7 million in the same period one year ago. License revenues decreased $2.3 million or 3.6% to $61.2 million for the nine months ended September 30, 1999 from $63.4 million in the same period one year ago. The decrease is primarily attributable to significant reductions in the number of license revenue deals in North America which can be attributed to the attrition of sales personnel, particularly veteran sales personnel, in the North American sales force coupled with decreased demand for the Company's products in this region despite an overall increase in demand in the CRM (customer relationship management) software market. The overall decrease in license revenues was partially offset by a significant increase in sales in the Company's international operations. The decrease as a percentage of total revenue can be attributed to increased support and consulting revenues resulting from a larger installed customer base. The Company does not believe that historical license revenue results will necessarily be sustainable or indicative of future results.

Service. Service revenues consist of consulting, customer support and, to a lesser extent, training services. Service revenues increased $6.1 million or 30.7% to $26.1 million for the three months ended September 30, 1999 from $19.9 million in the same period one year ago. Service revenues increased $22.9 million or 43.8% to $75.1 million for the nine months ended September 30, 1999 from $52.3 million in the same period one year ago. The increase in service revenues was primarily due to the increased demand for consulting, customer support and, to a lesser extent, training services associated with a larger existing installed customer base. The increase in service revenues as a percentage of total revenues compared to the same periods in 1998 is largely the result of declining license revenues combined with the increased demand for services. As the Company implements its strategy of encouraging third party organizations, such as systems integrators, to become proficient in implementing the Company's products, consulting revenues as a percentage of total revenues may decrease, but demand for consulting services provided by the Company has continued to grow even while the Company has pursued this strategy. The Company does not believe that the historical growth rates of service revenues will necessarily be sustainable or are indicative of future results.

Cost of Revenues

License. Cost of license revenues includes the cost of royalties due on embedded third party technology, cost of product media, product duplication and manuals. Cost of license revenues decreased $160,000 or 29.8% to $377,000 for the three months ended September 30, 1999 from $537,000 in the same period one year ago. For the ninth month period, cost of license revenues increased $795,000 or 92.9% to $1.7 million from $856,000 in the same period a year ago. Cost of license revenue represented 2.2% and 2.7% of the related license revenue respectively for the three and nine months ended September 30, 1999. In 1998, cost of license revenue represented 2.5% and 1.3% of related license revenue for the three and nine-month periods respectively. The slight decrease in cost of license revenue for the three-month period ended September 30, 1999, is consistent with lower license revenue compared to the same period last year. The increase in cost of license revenues for the nine-month period ended September 30, 1999, in both absolute dollars and as a percentage of total revenues, despite lower total license revenues, was primarily due to greater average per deal royalty costs. This increase is associated with greater utilization of embedded third party software in 1999.

Service. Cost of service revenues is primarily comprised of employee-related costs and fees for third party consultants incurred in providing consulting, customer support and training services. Cost of service revenues increased $5.2 million or 47.9% to $16.1 million for the three months ended September 30, 1999 from $10.9 million in the same period one year ago. Cost of service revenues increased $16.1 million or 55.2% to $45.2 million for the nine months ended September 30, 1999 from $29.1 million in the same period one year ago. Cost of service revenues represented 61.9% and 60.2% of the related service revenues respectively for the three and nine months ended September 30, 1999, compared to cost of service revenues representing 54.7% and 55.8% of related service revenues for the three and nine month periods ended September 30, 1998. The increase in absolute dollars was primarily due to increases in consulting, support and training personnel and third party service providers. This is consistent with the increase in related service revenues during these periods. The increase in cost of services as a percentage of service revenues is primarily associated with an increased utilization of more costly third party consulting partners compared to the prior year periods.

Operating Expenses

Operating expenses increased $3.2 million or 11.2% and $20.3 million or 26.4% for the three and nine months ended September 30, 1999, compared to the same periods one year ago, excluding restructuring and acquisition related charges. The absolute dollar increase is primarily attributable to increases in payroll, consulting, rent and depreciation expenses. Total operating expenses increased as a percentage of revenues from 66.5% to 71.4% over the same nine month period last year excluding the one time charges.

Sales and marketing. Sales and marketing expenses increased $1.0 million or 5.9% and $11.2 million or 23.3% for the three and nine months ended September 30, 1999, compared to the same periods one year ago. Sales and marketing expenses for the nine months ended September 30, 1999 increased slightly as a percentage of total revenues to 43.5% from 41.5% for the same period in 1998. Marketing specific expenses increased for the three and nine month periods ended September 30, 1999 compared to 1998 primarily because of increases in consulting expenses, salaries, recruiting and advertising offset by decreases in partner reimbursements and travel. Sales-related expenses decreased for the three-month period ended September 30, 1999, when compared to the same period last year primarily because of decreases in travel, salaries and benefits offset by increases in incentive compensation and commissions. Sales-related expenses increased for the nine-month period ended September 30, 1999 when compared to last year primarily because of increases in rent, depreciation, consulting and professional service expenses offset by decreases in commission and travel for the nine-month period. The Company plans to continue to invest in expanding its sales and marketing activities as warranted if business permits.

Research and development. Research and development expenses for the three and nine months ended September 30, 1999 increased $452,000 or 5.8% and $5.7 million or 28.3% respectively over the same periods last year. The increase for the nine-month period is primarily the result of increases in consulting expenses, salaries, rent and depreciation. These factors, with the exception of salary expenses, were also the primary reason for the increase in the three-month period compared to last year. Salaries for research and development decreased in the three-month period ended September 30, 1999 compared to the same three month period in 1998 due to increased turnover. The Company expects research and development expenses will increase in absolute dollars.

Research and development expenses are generally charged to operations as incurred. In accordance with Statement of Financial Accounting Standards No. 86, internally generated costs which were eligible for capitalization for these periods were insignificant and the Company charged all software development costs to research and development expense.

General and administrative. General and administrative expenses for the three and nine months ended September 30, 1999 increased $1.7 million or 55.5% and $3.5 million or 38.8% respectively over the same periods last year. This is primarily the result of increases in bad debt expense, depreciation and salaries coupled with the one-time write-off of a tax assessment that had previously been deemed recoverable. These increases were partially offset by a reduction in telecommunication expenses for the three and nine-month periods ended September 30, 1999. General and administrative costs increased to 9.1% from 7.7% as a percentage of total revenues for the nine month periods ended September 30, 1999 and 1998, respectively.

Restructuring charges. The restructuring charge of $1.3 million and $4.4 million for the three and nine months ended September 30, 1999 relates to software asset write-offs, the write-off of prepaid expenses associated with certain royalties, training and services, severance charges associated with the former CEO and former COO positions and the write-off of the remaining goodwill from the Wayfarer acquisition. The restructuring charges reflect the recognition that benefit from the objectives behind these projects and relationships will not be realized because they are inconsistent with changes in the operational direction of the Company.

Provision for/Benefit from income taxes. The Company's benefit from federal, state and foreign income taxes was $865,000 and $2.6 million for the three and nine months ended September 30, 1999, reflecting effective tax rates of 13.2% and 22.1% for the three and nine month periods respectively. This is compared to an estimated effective tax rate of 37% used to calculate the $565,000 and $2.9 million provisions (before acquisition related charges) for the three and nine months ended September 30, 1998. The effective rate used to calculate the tax benefit for the first two quarters of 1999 had been 34%. The change reflected in the effective rates for the most recent quarter and year to date periods reflects the Company's recognition that the amount of tax assets has reached the maximum amount that can be realized and collected through carry back provisions excluding any assumption of future profitability.

Changes in Financial Condition

Cash and cash equivalents at September 30, 1999 totaled $55.5 million, representing an increase of $3.8 million or 7.4% from December 31, 1998.

Net cash used by operating activities was $3.3 million for the nine months ended September 30, 1999 compared to an operating use of cash totaling $4.2 million for the same nine month period in 1998. The operating use of cash in the nine months ended September 30, 1999 is primarily attributed to normal expenditures associated with an operating loss for the period. In addition, an increase in days sales outstanding, a measure of the average days needed to collect receivables, a reduction in accounts payable and accrued liabilities and an increase in prepaid expenses all contributed to the net operating use of cash. The large reduction in accrued liabilities can be attributed to reductions in outstanding vendor payables and interest payments on accrued interest associated with the convertible debt. The increase in prepaid expenses and other current assets can largely be attributed to an increase in tax assets associated with the benefit utilized through the first nine months of 1999.

Investing activities provided cash of $3.9 million for the nine months ended September 30, 1999, primarily resulting from the sale of short-term, interest-bearing, investment-grade securities generating $10.1 million. The increase from the sale of short-term investments was offset by the use of $6.2 million for purchases of capital equipment. Investing activities used cash of $43.4 million in the nine months ended September 30, 1998, primarily for the purchase of short-term, interest-bearing, investment-grade securities and for the purchase of capital equipment. The Company does not currently have any material commitments for capital equipment acquisitions.

Financing activities provided cash of $4.6 million for the first nine months of 1999 compared to a cash provision from financing activities of $4.7 million for the first nine months of 1998. The primary source of these funds were proceeds from the issuance of common stock pursuant to the exercise of outstanding stock options and the purchase of shares associated with the employee stock purchase program in April 1999. The increase was partially offset by payments for capital lease obligations.

The effect of foreign exchange rate changes generated a decrease of $1.4 million in cash and cash equivalents in the first nine months of 1999.

Liquidity and Capital Resources

At September 30, 1999, the Company's principal sources of liquidity were its cash, cash equivalents and short-term investments of $88.6 million representing 49.1% of total assets. This reflects a decrease of $6.3 million or 6.6% from the December 31, 1998 total of $94.8 million which represented 51.5% of total assets at the time. The Company believes that existing cash and short-term investment balances and potential cash flow from operations will be sufficient to meet its cash requirements for at least the next twelve months. While operating activities may provide cash in certain periods to the extent the Company experiences growth in the future, operating and investing activities may continue to use cash and consequently may require the Company to obtain additional sources of financing. There can be no assurance that additional financing will be available to the Company on reasonable terms, or at all.

Year 2000 Compliance

As is true for most companies, the Year 2000 issue creates risks for Vantive. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The Year 2000 issue not only has an impact on Vantive at the end of the calendar year 1999, but could also have an impact on us in the year 2000.

Management believes that, with the exception noted below, our current products are materially Year 2000 compliant, however we have not tested all previous releases or versions of all of our products, nor have we tested all current products within all customers' systems environments. We have determined that the credit card dialogue box feature in the 8.0, 8.2 and 8.5 releases of The Vantive Enterprise does not properly process date information unless certain nonstandard procedures are followed. We are in the process of notifying customers of the procedures to use.

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

We have completed our evaluation of internal applications for Year 2000 compliance, and have completed remediation or replacement of mission critical systems, where necessary without significant impact on the operational results of our business through the nine months ended September 30, 1999. The Company plans to continue testing through the end of 1999, however in the event that remediation efforts or replacement systems fail, or new compliance issues are identified, our ability to conduct our business or record transactions could be disrupted which could materially harm our results of operations or financial condition. We continue the process of evaluating Year 2000 compliance of our critical suppliers of goods and services. We have contacted the majority of our suppliers to ascertain Year 2000 compliance and we plan to continue this process as through the end of 1999 and into the year 2000. In the event that we fail to identify a critical non-compliant supplier or manufacturing system, our results of operations could be significantly harmed.

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

Costs to Address Year 2000 Issues. Based on our current assessment, it is expected that the total cost of these programs could be between $300,000 and $750,000. To date approximately $250,000 has been spent on these efforts. We have completed testing and achieved remediation of all mission critical systems and current products, however the Company estimates that it could spend up to an additional $75,000 to upgrade certain non-critical desktop and laptop systems. All costs are based on our current evaluation of the Year 2000 programs and are subject to change as the programs progress. The majority of the Year 2000 costs incurred have consisted of consultant's fees and internal hardware and software upgrades or replacements. It is expected that the majority of remaining spending will be focused on upgrading non-critical desktop and laptop hardware systems. We do not separately track the internal labor costs associated with the Year 2000 project unless it is an employee's principal job function. These internal labor costs, including employee efforts involved in assessing our Year 2000 exposures, testing, and remediating non-compliant Year 2000 systems, communicating with customers, and various other employee-related tasks, have not been included in the total estimated costs. Any costs associated with potential Year 2000 litigation exposure are not currently ascertainable and are not included in the total cost estimated above.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our Quarterly Operating Results May Fluctuate In Future Periods And This May Cause Us To Fail To Meet Expectations.

Our quarterly operating results have varied significantly in the past and we expect that they will vary significantly from quarter to quarter in the future. In addition, our operating results may not follow any past trends. If the operating results are below the expectations of public market analysts and investors, the price of Vantive common stock may fall. These quarterly variations are caused by many factors, including:

variations in demand for our products;

the timing and execution of individual contracts, product deployments, and achievement of milestones, particularly for large orders;

delays in customer orders and in the closing of sales near the end of a quarter;

the amount and timing of increases in expenses;

costs and complications relating to acquisitions and integration of new technologies or businesses; and

the utilization rate of services personnel.

It is particularly difficult to predict the timing or amount of our license revenues because we recognize a substantial portion of our license revenues in the last month of a quarter, and often in the last weeks or days of a quarter. Nevertheless, we base our decisions regarding our operating expenses in part on anticipated revenue trends. Because many of our expenses are relatively fixed in the short term, a delay in recognizing revenue from a limited number of license transactions could cause operating results to vary significantly from quarter to quarter and could result in operating losses. To the extent these expenses are not followed by increased revenues that match projections, operating results will suffer.

Our Market Is Characterized By Rapid Technological Change And Failure To Enhance Products And Develop New Products To Respond To Such Change Could Harm Our Business.

Our failure to enhance our product line and develop new products to successfully respond to rapid technological change would significantly harm our business. The software market in which we compete is characterized by rapid technological change. Existing products may become obsolete and unmarketable when products using new technologies are introduced and/or when industry standards emerge. For example, our customers have adopted a wide variety of hardware, software, database, Internet-based and networking platforms. We must continue to support and maintain our products on a variety of such platforms. As a result, the life cycles of our products are difficult to estimate. To be successful, we must continue to enhance our current product line and develop new products that successfully respond to such developments. In addition, customers may defer or forego purchases of Vantive products if we, our competitors or major hardware, systems or software vendors introduce or announce new products or product enhancements.

We May Not Be Able To Develop New Products Or Enhance Existing Products On A Timely Basis.

We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. Vantive's product development requires substantial investment. There can be no assurance that we will have sufficient resources to make the necessary investments. We have delayed enhancements or new product release dates several times in the past and may not be able to introduce enhancements or new products successfully or in a timely manner in the future. Our business could be significantly harmed if we delay the release of our products and product enhancements or if these products or product enhancements fail to achieve market acceptance when released.

We Develop Complex Software Products Susceptible To Software Errors Or Defects That Could Result In Lost Revenues, Or Delayed Or Limited Market Acceptance.

Vantive faces possible claims and higher costs as a result of the complexity of our products and the potential for undetected errors. Our software products may contain errors that may be detected at any point in the products' life cycles. We have in the past discovered software errors in certain of our products and as a result have experienced delays in shipment of products during the period required to correct these errors. There can be no assurance that, despite testing by Vantive and by current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation, or increased service and warranty costs, any of which could severely harm our business. Our products are generally used in systems with other vendors' products, and as a result, they must integrate successfully with existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

Others May Bring Product Liability Claims Against Us Which Could Be Time-Consuming And Expensive To Defend.

Since our products are often used for mission-critical applications such as sales, marketing or field services, errors, defects or other performance problems could result in financial or other damages to our customers. Although our license agreements generally contain provisions designed to limit our exposure to product liability claims, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Although no product liability actions have been filed against us to date, such an action could result in damages and, even if it were unsuccessful, could be time-consuming and costly to defend.

Our Global Operations And Our Planned Expansion Of Our International Operations Make Us Much More Susceptible To Risks From International Operations.

International revenue, or revenue derived from sales to customers in foreign countries, accounted for approximately 33% and 26% of our revenues for the nine months ended September 30, 1999 and 1998, respectively. We intend to substantially expand our international operations and to enter new international markets. The following are some of the risks we face from doing business on an international basis:

significant management attention and financial resources to successfully translate and localize our software products into various languages;

difficulties in staffing and managing foreign operations;

our ability to maintain or increase international market demand for our products;

licenses, tariffs and other trade barriers; and

political and economic instability.

We, or our distributors, resellers or channel partners, may also not be able to sustain or increase international revenues from licenses or from consulting and customer support or our relationships with distributors, resellers or channel partners may deteriorate.

Fluctuations In The Relative Value Of Foreign Currencies Could Harm Our Operating Results.

Exchange rate fluctuations could cause currency transaction gains and losses. Our foreign subsidiaries operate primarily in local currencies and their results are translated into U.S. dollars. We began hedging activities in the second quarter of 1999 to limit the exposure resulting from increases in the value of the U.S. dollar relative to foreign currencies. Hedging activities do not guarantee complete protection from exchange rate fluctuation risk and exposure resulting from a fluctuation in the value of the U.S. dollar relative to foreign currencies could significantly harm our operating results.

Remediation Of Problems Related To The Euro May Involve Significant Time And Expense And May Reduce Our Future Sales.

Our business may be harmed, including reduction of future sales, if it is not able to successfully address and remedy any problems related to the adoption by member countries of the Euro. On January 1, 1999 the Euro became a functional legal currency of member countries who were required to fix their respective currencies to the new currency. During the next three years, business in member countries will be conducted in both the existing national currency and the Euro. Vantive and our third-party suppliers have products that may or may not address the issues related to conversion to the European Monetary Union or, EMU. Although we continue to take steps to address the impact, if any, of EMU compliance for our products or third-party products we use or embed, failure of any critical technology components to operate properly in compliance with conversion to the EMU may reduce sales or require us to incur unanticipated expenses to remedy any problems.

Service Revenues Represent A Significant Percentage Of Our Total Revenues And Lower Than Anticipated Service Revenues Would Significantly Harm Our Business.

If service revenues are lower than anticipated, our business, financial condition and operating results could be adversely affected. Service revenues represented 55.1% of our total revenues in the first nine months of 1999 and 45.2% of our total revenues in the first nine months of 1998. We anticipate that service revenues will continue to represent a significant percentage of total revenues. Service revenues depend in part on ongoing renewals of support contracts by our customers, some of which may not renew their support contracts. In addition, consulting revenues as a percentage of total revenues could decline if customers select third-party service providers to install and service our products more frequently than they have in the past. Our ability to increase service revenues depends in part on our ability to increase the scale of our services organization, including our ability to successfully recruit and train a sufficient number of qualified services personnel. We may not be able to do so.

Service Revenues And Third-Party Contract Revenues Carry Lower Gross Margins Than License Revenues And An Overall Increase In These Areas As A Percentage Of Total Revenues Could Have An Adverse Impact On Our Business.

Because service revenues have lower gross margins than license revenues, a continued increase in the percentage of total revenues represented by service revenues could have a detrimental impact on our overall gross margins and could adversely affect our operating results. In addition, we subcontract certain consulting, customer support and training services to third-party service providers. Third-party contract revenues generally carry lower gross margins than our service business overall. As a result, service revenues and related margins may vary from period to period, depending on the mix of these third-party contract revenues.

A High Degree Of Our Costs Are Fixed And Could Cause Adverse Impacts On Operating Margins If Revenues Fall Short Of Expectations.

Our business, as well as the customer relationship management systems industry as a whole, is characterized by a very high degree of operating leverage. A substantial portion of our operating costs and expenses consist of employee and facility related costs, which are relatively fixed over the short term. In addition, our expense levels and hiring plans are based substantially on our projections of future revenues. If our actual revenues fall below expectations, our net income is likely to be disproportionately adversely affected.

We Incorporate Software Licensed From Third Parties With Our Products And Any Significant Interruption In The Availability Of These Third-Party Software Products Or Defects In These Products Could Impair Our Business.

We license technology on a non-exclusive basis from several businesses for use with our products and anticipate that we will continue to do so in the future. Our inability to continue to license these products or to license other necessary products for use with our products or substantial increases in royalty payments under third-party licenses could harm our business. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in such licensed products may prevent the implementation or impair the functionality of products, delay new product introductions or injure our reputation.

Interfacing Our Products With The Leading Software Products In Their Category May Require Greater Use Of Third-Party Software Which In Turn Could Require Us To Rewrite Our Software Products Or Enter Into Unfavorable License Agreements.

Our commitment to adopt or interface with "best-of-breed" software technology may require us to increase use of third-party software. To qualify as "best-of-breed," Vantive must determine that the technology has a clear future market direction, is extremely robust and is commercially supported. The greater use of third-party software could require us to invest significant resources in rewriting some or all of our software applications products utilizing third-party software. It could also require us to enter into license arrangements with third-parties which could result in higher royalty payments and a loss of product differentiation. We cannot assure you that we would be able to successfully rewrite our products or enter into commercially reasonable licenses, and the costs of, or inability or delays in, doing so could significantly harm our business.

The Markets In Which We Sell Our Products Are Highly Competitive And We May Not Be Able To Compete Effectively.

The market for customer relationship management software and services is intensely competitive, fragmented and rapidly changing. We face competition or potential competition in the customer relationship management software market and services primarily from the following types of companies:

front-office software applications vendors;

large enterprise hardware and software vendors;

system integrators;

Internet start-ups; and

our potential customers' internal information technology departments, which may seek to develop proprietary enterprise relationship management systems.

In addition, as we develop new products, particularly applications focused on specific industries, we may begin competing with companies with whom we have not previously competed. It is also possible that new competitors will enter the market or that our competitors will form alliances that may enable them to rapidly increase their market share or that our current business partners may now or in the future compete with us.

Our Failure To Successfully Manage Our Rapid Growth Could Strain Our Resources And Adversely Affect Our Business.

We have recently experienced a period of growth and expansion that has placed significant demands on our managerial, administrative, operational, financial and other resources. Our ability to successfully offer new products and services in a rapidly evolving market requires effective planning and management. Our new employees include a number of key managerial, marketing, planning, technical and operations personnel who have not yet been fully integrated into our organization. We intend to continue to expand our operations internationally and domestically, grow our customer base and pursue market opportunities through multiple growth strategies. To accommodate continued anticipated growth and expansion, we will be required to:

improve existing and implement new operational and financial systems, procedures and controls;

hire, train, manage, retain and motivate qualified personnel and enter into relationships with strategic partners;

integrate our new management team; and

anticipate and respond to changing market conditions.

These measures may place a significant burden on our management and our internal resources. If we are not able to install adequate control systems in an efficient and timely manner, if our current or planned personnel systems, procedures and controls are not adequate to support future operations, or if we are unable to otherwise manage growth effectively, our business could be harmed.

If We Lose Key Personnel Or Are Unable To Hire Additionally Qualified Personnel As Necessary, We May Not Be Successful.

We have experienced substantial employee turnover in 1999. Our success depends to a significant degree on the continued contributions of our key management, engineering, sales and marketing and professional services personnel, many of whom would be difficult to replace. Our success also depends in large part on our ability to attract and retain highly skilled engineering, sales and marketing and professional services personnel. Competition for such personnel is intense, especially in the Silicon Valley, where our principal facilities are located. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our business could be harmed.

We Depend On Emerging Markets For The Growth Of Front-Office Automation Software And A Slower Growth In The Demand For Integrated Front-Office Products Would Harm Our Business.

Our future financial performance will depend in large part on the growth in demand for individual front-office automation software as well as the number of organizations adopting comprehensive front-office automation software information systems for their client/server and Web computing environments. We believe that an important competitive advantage for our products is their ability to be integrated with one another and with other back office software into a front-office automation information system. If the demand for integrated suites of front-office automation applications fails to develop, or develops more slowly than we currently anticipate this could have a significant negative effect on the demand for our products and on our business, results of operations and financial condition.

Our Business Depends On A Limited Number Of Products And A Decline In The Demand For These Products Could Harm Our Business.

To date, a significant portion of our license revenue is derived from the sale of a limited number of products, in particular, Vantive Support, Vantive FieldService, Vantive Sales and Vantive HelpDesk. License revenues from these products and their enhanced versions may continue to account for a significant portion of our future revenues. As a result, factors adversely affecting the pricing of or demand for such products such as competition or technological change could significantly affect our business in a negative manner.

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

Our Failure To Expand Our Direct Sales Force And Third-Party Distribution Channels Would Impede Our Revenue Growth And Financial Condition.

We have historically sold our products through our direct sales force. Our ability to achieve significant revenue growth in the future will depend in large part on our success in recruiting and training sufficient sales personnel and establishing relationships with distributors, resellers and systems integrators. We are currently investing, and plan to continue to invest, significant resources to expand our domestic and international direct sales force and to develop distribution relationships with certain third-party distributors, resellers and systems integrators. There can be no assurance that we will be able to attract a sufficient number of third-party distribution partners or that such partners will recommend our products and if we fail, it will hurt our sales. In addition, there can be no assurance that we will be able to successfully expand our direct sales force or other distributors. If we fail to expand our direct sales force or other distribution channels our business could be harmed.

We Rely On Our Relationships With Third Parties For, Among Other Things, The Sales, Marketing And Implementation Of Our Products And Our Failure To Maintain These Existing Relationships Or To Establish New Relationships Could Harm Our Business.

We rely heavily on our relationships with a number of organizations that are important to worldwide sales and marketing of our products. If we fail to maintain our existing relationships, or to establish new relationships, or if our partners do not perform to our expectations, our sales could be significantly hurt. We also rely on a number of systems consulting and integration firms to implement our software, provide customer support services and endorse our products during the competitive evaluation stage of the sales cycle. Although we seek to maintain relationships with these service providers, many of them have similar, and often more established, relationships with our competitors. These third parties, many of which have significantly greater resources than Vantive has, may in the future market software products that compete with our products or reduce or discontinue their relationships with us or their support of Vantive products. In addition, our business, financial condition and operating results could be harmed if:

we are unable to develop and retain effective, long-term relationships with systems integrators;

we are unable to adequately train a sufficient number of systems integrators;

systems integrators do not have or do not devote the resources necessary to facilitate implementation of our products; or

systems integrators endorse a product or technology other than our products or technology.

The Price Of Our Common Stock May Be Volatile, Which May Subject Us To A Risk Of Securities Litigation.

The price of our common stock has been and may continue to be volatile. The market price of our common stock could substantially fluctuate due to a variety of factors outside of our control, in addition to Vantive's financial performance. Furthermore, stock prices for many technology companies fluctuate widely for reasons that may be unrelated to operating results of such companies and could result from many other factors. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may significantly and adversely affect the market price of our common stock, which could in turn harm our business.

In the past, following periods of volatility in the market price of a company's securities, securities class action litigation has often been instituted against such a company. Such litigation could result in substantial costs and a diversion of management's attention and resources. We are currently a defendant in three substantially similar securities class action lawsuits based largely upon fluctuations in our stock price in 1998.

Costs Necessary To Protect Our Proprietary Software And Other Proprietary Information Could Significantly Harm Our Business And, Despite Our Efforts, We May Be Unable To Protect Against Infringement.

Our success and ability to compete depends on our proprietary technology. We rely primarily on copyright, trade secret, trademark and patent law, as well as contractual provisions, to protect our proprietary software and other proprietary information. We presently have two patents and one patent application pending. We also enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to our software. In addition, effective trademark protection may not be available. Our competitors may adopt names similar to Vantive's trade-names, thereby impeding our ability to build brand identity and possibly leading to customer confusion.

We may have to litigate to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope and validity, or the scope, validity or enforceability of the proprietary rights of other third parties. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. In addition, the laws of other countries may not protect our products and intellectual property rights to the same extent as the laws of the United States. Our protective measures may be inadequate in these countries to protect our proprietary rights. Any failure to enforce or protect our intellectual property rights could cause Vantive to lose a valuable asset and could harm our business.

Claims By Third Parties Alleging Infringement Of Their Proprietary Rights Could Be Costly To Defend Or Could Otherwise Significantly Harm Our Business.

Although we are not aware of any infringement by any of our products of the intellectual property rights of any third party, claims may be made against us in the future that allege violation of such proprietary rights as a result of the internal use of our products or their external use by our customers or other third parties. Any such claim would be costly and time-consuming to defend, would divert our management's attention, could cause product delays, could require the payment of damages, and could otherwise harm our business. If we were to discover that our products violate a third-party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to be able to sell our products. Such arrangements may not be available to us, and even if they are available, they might be prohibitively expensive.

Year 2000 Issues Present Technological Risks, Could Cause Disruption To Our Business And Could Harm Our Future Sales.

As is true for most companies, the Year 2000 issue creates risks for us. If systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on our operations. The Year 2000 issue not only may have an impact on us at the end of the calendar year 1999, but could also have an impact on us in the year 2000. The risks posed by Year 2000 issues could adversely affect our business in a number of significant ways. Our risk exists primarily in the following areas:

systems used by us to run our business including information systems, equipment and facilities;

systems used by our suppliers;

potential warranty or other claims from our customers relating to our products or services; and

potential for reduced spending, or a moratorium on spending, by potential customers due to Year 2000 remediation.

We believe that we has adequately addressed each of these risks, except the risk of potential reduced spending by customers which is beyond our control. If remediation is inadequate, there could be a significant adverse effect on our business.

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

The Failure to Complete the Proposed Merger with PeopleSoft Could Adversely Affect Our Stock Price and Future Operating Results

Certain risks are inherent in the proposed merger with PeopleSoft including, but not limited to, the failure of the proposed merger to occur. Our pre-merger stock price is significantly influenced by the stock price of PeopleSoft. Any fluctuation in the stock price of PeopleSoft may have an effect on our stock price prior to the completion of the merger. The obligations of Vantive and PeopleSoft to complete the merger are subject to the satisfaction or waiver of certain conditions, including the accuracy of the other party's representations and warranties, compliance by the other party with its obligations under the merger agreement, the absence of a "Material Adverse Effect" as defined in the merger agreement with respect to the other party, and other conditions. There is no guarantee that these conditions will be satisfied or waived or that the merger will be completed. Noncompletion of the merger may have a material adverse effect on our stock price or on our business, financial condition, results of operations or prospects.

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

On October 15, 1999, the Court issued an Order in the lawsuits appointing lead plaintiffs and lead counsel and ordered that a consolidated complaint be filed within thirty days of the Court's Order.

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
                        Family Trust) as amended, and Richard T. Peery,
                        Trustee, or his Successor Trustee, UTA dated
                        July 20, 1977 (Richard T. Peery Separate
                        Property Trust) as amended, and the Company.

        G       10.9    Lease Agreement dated June 22, 1998 between
                        Augustine Partners, LLC and the Company.

        G       10.10   Offer Letter dated July 31, 1998 between the
                        Company and Leonard LeBlanc.

        H       10.11   Offer Letter dated November 4, 1998 between the
                        Company and James Whittaker.

        H       10.12   Offer Letter dated January 27, 1999 between the
                        Company and Guy DuBois.

        I       10.13   Offer Letter dated April 19, 1999 between the
                        Company and Thomas L. Thomas.

        J       10.14   The Vantive Corporation Executive Retention and
                        Severance Plan adopted by the Board of Directors
                        in December, 1998 and Participation Agreements
                        executed by eligible executive officers in
                        April, 1999.

                10.15   Offer Letter dated August 30, 1999 between the
                        Company and Eric Miles.

                10.16   Amendment Number 1 to Rights Agreement between
                        the Company and Harris Trust and Savings Bank
                        dated October 29, 1999.

                10.17   Agreement and Plan of Merger by and among
                        PeopleSoft, Inc., The Vantive Corporation and
                        Vickers Acquisition, Inc dated October 11,
                        1999.

                10.18   Stock Option Agreement by and between PeopleSoft,
                        Inc., and The Vantive Corporation, dated
                        October 11, 1999.

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

   F      Previously filed in the Company's Report on Form 10-K filed on March 31, 1997.

   G      Previously filed in the Company's Report on Form 10-Q filed on August 14, 1998.

   H      Previously filed in the Company's Report on Form 10-K filed on March 31, 1999.

   I      Previously filed in the Company's Report on Form 10-Q filed on May 14, 1999.

   J      Previously filed in the Company's Report on Form 10-Q filed on August 12, 1999.

2.    REPORTS ON FORM 8-K:

The Company filed one report on Form 8-K on October 21, 1999, to report under Item 5 the issuance of the October 11, 1999 press release announcing an agreement for PeopleSoft, Inc. to acquire The Vantive Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE VANTIVE CORPORATION

Dated: November 12, 1999

                    /s/ Leonard J. LeBlanc
                    --------------------------------------
                    Leonard J. LeBlanc
                    Executive Vice President and Chief Financial Officer
                    (Principal Financial Officer)

Dated: November 12, 1999

                    /s/ Michael M. Loo
                    -------------------------------------
                    Michael M. Loo
                    Vice President, Finance
                    (Principal Accounting Officer)